Form 10-Q
period 1995-09-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1995-11-13
CIK 841129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1995

                                      or

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

          For the transition period from ____________to______________


                           Commission File #0-18456


                   Inland Mortgage Investors Fund III, L.P.
            (Exact name of registrant as specified in its charter)


            Delaware                                 #36-3604866
(State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                     60521
(Address of principal executive office)                      (Zip code)


       Registrant's telephone number, including area code:  708-218-8000


                                     N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1995 and December 31, 1994
                                  (unaudited)

                                    Assets
                                    ------
                                                        1995            1994
                                                        ----            ----
Cash and cash equivalents (Note 1)................ $    71,464          99,103
Accrued interest receivable.......................      10,468          14,817
Mortgage loans receivable (Note 3)................   1,216,794       1,761,698
                                                   -----------    ------------
Total assets...................................... $ 1,298,726       1,875,618
                                                   ===========    ============


                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable................................ $       836             665
  Distributions payable (Note 4)..................      22,758          56,357
  Due to Affiliates (Note 2)......................       8,257             150
                                                   -----------    ------------
    Total liabilities.............................      31,851          57,172
                                                   -----------    ------------
Partners' capital (Notes 1, 2 and 4):
  General Partner:
    Capital contribution..........................         500             500
    Supplemental Capital Contributions............     306,874         306,874
    Supplemental distributions to Limited Partners    (306,874)       (306,874)
    Cumulative net income.........................      15,669          11,324
    Cumulative distributions......................     (10,604)         (6,259)
                                                   -----------    ------------
                                                         5,565           5,565
                                                   -----------    ------------
  Limited Partners:
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at September 30,
      1995 and December 31, 1994 (net of offering
      costs of $422,642, of which $115,754 was
      paid to Affiliates).........................   2,414,607       2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874         306,874
    Cumulative net income.........................     699,542         623,661
    Cumulative distributions......................  (2,159,713)     (1,532,261)
                                                   -----------    ------------
                                                     1,261,310       1,812,881
                                                   -----------    ------------
    Total Partners' capital.......................   1,266,875       1,818,446
                                                   -----------    ------------
Total liabilities and Partners' capital........... $ 1,298,726       1,875,618
                                                   ===========    ============

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                       Three months         Nine months
                                          ended               ended
                                       September 30,       September 30,
                                      ----------------   -----------------
                                       1995      1994      1995     1994
                                      -------   ------   -------   -------
Income:
  Interest on mortgage loans
    receivable (Note 3)............   $32,763   44,937   121,088   134,909
  Interest on investments..........     1,455      -       2,777       276
                                      -------   ------   -------   -------
                                       34,218   44,937   123,865   135,185
                                      -------   ------   -------   -------
Expenses:
  Professional services to
    Affiliates.....................     2,971    2,438     8,443    10,271
  Professional services to
    non-affiliates.................       -        778    19,514    20,120
  General and administrative
    expenses to Affiliates.........     3,756    3,827    12,175    11,831
  General and administrative
    expenses to non-affiliates.....       998      517     3,507     2,925
                                      -------   ------   -------   -------
                                        7,725    7,560    43,639    45,147
                                      -------   ------   -------   -------
      Net income...................   $26,493   37,377    80,226    90,038
                                      =======   ======   =======   =======
Net income allocated to:
  General Partner..................     1,063    1,681     4,345     4,679
  Limited Partners.................    25,430   35,696    75,881    85,359
                                      -------   ------   -------   -------
  Net income.......................   $26,493   37,377    80,226    90,038
                                      =======   ======   =======   =======
Net income allocated to the one
  General Partner Unit.............   $ 1,063    1,681     4,345     4,679
                                      =======   ======   =======   =======
Net income per Limited Partner Unit
  (5,674.50 for 1995 and 1994).....   $  4.48     6.29     13.37     15.04
                                      =======   ======   =======   =======

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                                              1995             1994
                                                            ---------        --------
Cash flows from operating activities:
  Net income..............................................  $  80,226          90,038
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Changes in assets and liabilities:
    Accrued interest receivable...........................      4,349              51
    Accounts payable......................................        171            (694)
    Due to Affiliates.....................................      8,107            (105)
                                                            ---------        --------
Net cash provided by operating activities.................     92,853          89,290
                                                            ---------        --------
Cash flows from investing activities:
  Principal payments collected............................    544,904           3,974
                                                            ---------        --------
Net cash provided by investing activities.................    544,904           3,974
                                                            ---------        --------
Cash flows from financing activities:
  Supplemental Capital contributions......................       -             13,575
  Cash distributions......................................   (665,396)       (113,986)
                                                            ---------        --------
Net cash used in financing activities.....................   (665,396)       (100,411)
                                                            ---------        --------
Net decrease in cash and cash equivalents.................    (27,639)         (7,147)
Cash and cash equivalents at beginning of period..........     99,103          77,342
                                                            ---------        --------
Cash and cash equivalents at end of period................  $  71,464          70,195
                                                            =========        ========
Supplemental schedule of non-cash investing and
  financing activities:
Accrued distributions payable.............................  $  22,758          34,980
                                                            =========        ========

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1995
                                  (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund III, L.P. (the "Partnership"), was formed in September 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act to make or acquire loans collateralized by mortgages on improved, income producing properties. On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase up to 50,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated January 9, 1991, with total sales of 5,674.50 Units, resulting in gross offering proceeds of $2,837,249, not including the General Partner's contribution of $500 for one Unit. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations. Interim periods are not necessarily indicative of results to be expected for the year.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,860 and $150 remained unpaid at September 30, 1995 and December 31, 1994, respectively.

Due to Affiliates includes $6,397 owed to another partnership sponsored by the General Partner for a remittance adjustment to the mortgage loan receivable which is participated between the two partnerships.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)


The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative distributions to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions at September 30, 1995 is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership.
Such fees of $3,069 and $3,354 for the nine months ended September 30, 1995 and 1994, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

3) Mortgage Loans Receivable

Mortgage loans receivable are collateralized by first mortgages on improved, income producing properties located in the Chicago metropolitan area. As additional collateral, the Partnership will hold assignments of rents and leases or personal guarantees of the borrowers. Generally, the mortgage notes are payable in equal monthly installments based on 20 or 30 year amortization periods.

In June 1995, the borrower on the loan collateralized by the property located at 7432 Washington made a partial paydown on the mortgage. The Partnership received $23,357, its proportionate share of the total paydown.

In July 1995, the loan collateralized by the property located at 9716-18 and 9806-12 Mayline was prepaid by the borrower. The Partnership received $501,760, its proportionate share of the total prepayment.

In July 1995, the borrower on the loan collateralized by the property located at 7432 Washington made an additional partial paydown on the mortgage. The Partnership received $17,143, its proportionate share of the total paydown.

(4) Subsequent Events

In October 1995, the Partnership paid a distribution of $22,758 to the Partners, of which $21,695 was distributed to the Limited Partners, including $1,506 of principal amortization and $20,189 of net interest income; and $1,063 was distributed to the General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in $2,837,249 gross offering proceeds which were received by the Partnership, not including the General Partner's contribution for one Unit of $500. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of September 30, 1995, cumulative distributions to the Limited Partners totaled $2,159,713, including $1,095,163 of repayment proceeds and principal amortization, $51,147 from working capital reserves, $706,529 from operations and $306,874 in Supplemental Capital Contributions from the General Partner.

As of September 30, 1995, the Partnership had cash and cash equivalents of $71,464. The Partnership intends to use such remaining funds to pay distributions and for working capital requirements.

The mortgage loans receivable of the Partnership are generating sufficient cash flow to cover the operating expenses of the Partnership. To the extent that cash flow was insufficient to meet the minimum 8% annualized distribution to investors through January 9, 1994, as well as any other financial needs, the Partnership received Supplemental Capital Contributions from the General Partner. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.


Results of Operations

The decrease in interest income on mortgage loans for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is due to the payoff the loan collateralized by the property located at 9617-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995..

The decrease in professional services to Affiliates for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due to a decrease in accounting fees paid to Affiliates.



                                    PART II

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         INLAND MORTGAGE INVESTORS FUND III, L.P.

                         By: Inland Real Estate Investment Corporation General Partner



                         By:     Robert D. Parks
                                 Chairman
                         Date:   November 13, 1995



                         By:     Mark Zalatoris
                                 Vice President
                         Date:   November 13, 1995



                         By:     Cynthia M. Hassett
                                 Principal Financial Officer and
                                 Principal Accounting Officer
                         Date:   November 13, 1995