Form 10-Q
period 1996-03-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1996-05-14
CIK 841129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1996

                                       or

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

          For the transition period from ___________ to ___________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                                 Balance Sheets

                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                                     Assets
                                     ------

                                                         1996          1995
                                                         ----          ----
 Cash and cash equivalents (Note 1)................ $    65,098        68,800
 Accrued interest receivable.......................      10,513        10,366
 Mortgage loans receivable (Note 3)................   1,213,664     1,215,249
                                                    -----------    ----------

 Total assets...................................... $ 1,289,275     1,294,415
                                                    ===========    ===========

                        Liabilities and Partners' Capital
                        ---------------------------------

 Liabilities:
   Accounts payable................................ $     4,491         1,106
   Distributions payable...........................      20,273        20,588
   Due to Affiliates (Note 2)......................       5,540         2,158
                                                    -----------    ----------

     Total liabilities.............................      30,304        23,852
                                                    -----------    ----------

 Partners' capital (Notes 1 and 2):
   General Partner:
     Capital contribution..........................         500           500
     Supplemental Capital Contributions............     306,874       306,874
     Supplemental distributions to Limited Partners    (306,874)     (306,874)
     Cumulative net income.........................      17,555        16,623
     Cumulative distributions......................     (12,490)      (11,558)
                                                    -----------    ----------

                                                          5,565         5,565
                                                    -----------    ----------
   Limited Partners:
     Units of $500.  Authorized 40,000 Units,
       5,674.50 Units outstanding at March 31, 1996
       and December 31, 1995 (net of offering costs
       of $422,642, of which $115,754 was paid to
       Affiliates).................................   2,414,607     2,414,607
     Supplemental Capital Contributions from
       General Partner.............................     306,874       306,874
     Cumulative net income.........................     730,613       722,864
     Cumulative distributions......................  (2,198,688)   (2,179,347)
                                                    -----------    ----------

                                                      1,253,406     1,264,998
                                                    -----------    ----------

     Total Partners' capital.......................   1,258,971     1,270,563
                                                    -----------    ----------

 Total liabilities and Partners' capital........... $ 1,289,275     1,294,415
                                                    ===========    ===========

                 See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                        1996          1995
                                                        ----          ----
 Income:
   Interest on mortgage loans receivable (Note 3).. $    30,923        44,278
   Interest on investments.........................         480           675
                                                    -----------    ----------

                                                         31,403        44,953
                                                    -----------    ----------

 Expenses:
   Professional services to Affiliates.............       2,228         3,448
   Professional services to non-affiliates.........      15,500        15,460
   General and administrative expenses to
     Affiliates....................................       4,028         4,243
   General and administrative expenses to
     non-affiliates................................         966           854
                                                    -----------    ----------

                                                         22,722        24,005
                                                    -----------    ----------

 Net income........................................ $     8,681        20,948
                                                    ===========    ==========

 Net income allocated to:
   General Partner.................................         932         1,705
   Limited Partners................................       7,749        19,243
                                                    -----------    ----------

 Net income........................................ $     8,681        20,948
                                                    ===========    ==========

 Net income allocated to the one
   General Partner Unit............................ $       932         1,705
                                                    ===========    ==========

 Net income allocated to Limited Partners per
   Limited Partnership Units of 5,674.50........... $      1.37          3.39
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                         1996          1995
                                                         ----          ----
 Cash flows from operating activities:
   Net income...................................... $     8,681        20,948
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Changes in assets and liabilities:
       Accrued interest receivable.................        (147)           29
       Accounts payable............................       3,385           (54)
       Due to Affiliates...........................       3,382         5,143
                                                    -----------    ----------

 Net cash provided by operating activities.........      15,301        26,066
                                                    -----------    ----------

 Cash flows from investing activities:
   Principal payments collected....................       1,585         1,431
                                                    -----------    ----------

 Net cash provided by investing activities.........       1,585         1,431
                                                    -----------    ----------

 Cash flows from financing activities:
   Cash distributions..............................     (20,588)      (56,357)
                                                    -----------    ----------

 Net cash used in financing activities.............     (20,588)      (56,357)
                                                    -----------    ----------

 Net decrease in cash and cash equivalents.........      (3,702)      (28,860)
 Cash and cash equivalents at beginning of period..      68,800        99,103
                                                    -----------    ----------

 Cash and cash equivalents at end of period........ $    65,098        70,243
                                                    ===========    ==========

 Supplemental schedule of non-cash investing and financing activities:

 Accrued distributions payable..................... $    20,273        35,525
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


 Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

 The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value due to the short maturity of those instruments.

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

 The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at March 31, 1996 approximates their carrying value.

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



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


 (2) Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,540 and $2,158 remained unpaid at March 31, 1996 and December 31, 1995, respectively.

 The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

 The Partnership has arranged for Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $759 and $1,101 for the three months ended March 31, 1996 and 1995, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (3) Mortgage Loans Receivable

 Mortgage loans receivable are collateralized by first mortgages on improved, income producing properties located in the Chicago metropolitan area. As additional collateral, the Partnership holds assignments of rents and leases or personal guarantees of the borrowers. Generally, the mortgage notes are payable in equal monthly installments based on 20 or 30 year amortization periods.


 (4) Subsequent Events

 In April 1996, the Partnership paid a distribution of $20,273 to the Partners, of which $19,341 was distributed to the Limited Partners, including $1,624 of principal amortization and $17,717 of net interest income; and $932 was distributed to the General Partner.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Liquidity and Capital Resources

 On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in $2,837,249 gross offering proceeds which were received by the Partnership, not including the General Partner's contribution for one Unit of $500. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of March 31, 1996, cumulative distributions to the Limited Partners totaled $2,198,688, including $1,098,293 of repayment proceeds and principal amortization, $51,147 from working capital reserves, $742,374 from operations and $306,874 in Supplemental Capital Contributions from the General Partner.

 As of March 31, 1996, the Partnership had cash and cash equivalents of $65,098. The Partnership intends to use such remaining funds to pay distributions and for working capital requirements.

 The mortgage loans receivable of the Partnership are generating sufficient cash flow to cover the operating expenses of the Partnership. To the extent that cash flow was insufficient to meet the minimum 8% annualized return to investors through January 9, 1994, as well as any other financial needs, the Partnership received Supplemental Capital Contributions from the General Partner. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

 At March 31, 1996, the Partnership had three mortgage loans receivable totaling $1,213,664. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.


 Results of Operations

 The maturity dates of the three remaining mortgage loans receivable range from October 2000 to April 2002. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

 The decrease in interest on mortgage loans receivable for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to the payoff of the loan collateralized by the property located at 9617-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995.

 Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in accounting fees.




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



                             INLAND MORTGAGE INVESTORS FUND III, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ MARK ZALATORIS
                             By:   Mark Zalatoris
                                   Vice President
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996