Form 10-K/A
period 1995-12-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1996-05-15
CIK 841129

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                                    No. 1

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
                              (Title of class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. Yes   X   No
                                               -----    -----

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

 Item 8.  Financial Statements and Supplementary Data


   Reports not filed with Form 10-K:   financial statements of the underlying
   operating properties for each mortgage which exceed 20% of total assets.


                                      INDEX                              PAGE


 5540 W. 103rd St., Oak Lawn, Illinois:

     Independent Auditor's Report...................................      3

     Statement of Operating Income and Expenses for the year ended
       December 31, 1995............................................      4

     Notes to Statement of Operating Income and Expenses for the
       year ended December 31, 1995.................................      5


 5009 & 5013 Florence Avenue, Downers Grove, Illinois:

     Independent Auditor's Report...................................      6

     Statement of Operating Income and Expenses for the year ended
       December 31, 1995............................................      7

     Notes to Statement of Operating Income and Expenses for the
       year ended December 31, 1995.................................      8


 7432 Washington, Forest Park, Illinois:

     Independent Auditor's Report...................................      9

     Statement of Operating Income and Expenses for the year ended
       December 31, 1995............................................     10

     Notes to Statement of Operating Income and Expenses for the
       year ended December 31, 1995.................................     11

[LETTERHEAD OF WOLF & COMPANY LLP]


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------



Mr. and Mrs. Mark A. Hynes
5540 W. 103rd Street
Oak Lawn, Illinois


We have audited the accompanying statement of operating income and expenses of 5540 W. 103RD STREET, OAK LAWN, ILLINOIS for the year ended December 31, 1995. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statement referred to above presents fairly, in all material respects, the results of operations of 5540 W. 103rd Street, Oak Lawn, Illinois for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                    Wolf & Company LLP


Oak Brook, Illinois
May 10, 1996

                             5540 W. 103RD STREET
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                  ------------------------------------------
                     For the Year Ended December 31, 1995

Operating revenues:
  Rental income                             $ 76,759
                                            --------
Operating expenses:
  Real estate taxes                           23,767
  Depreciation                                18,705
  Painting and decorating                      2,046
  Repairs and replacements                     4,946
  Insurance                                    1,900
  Advertising                                    160
  Supplies                                     1,296
  Utilities                                    4,080
  Scavenger service                              899
  Cleaning and maintenance                     1,075
  Telephone                                      314
  Legal                                          719
  Miscellaneous                                  176
                                            --------
                                              60,083
                                            --------
     Operating income                         16,676

Other income (expense):
  Interest expense (Note 2)                  (44,193)
                                            --------
     Net loss                               $(27,517)
                                            ========


The accompanying notes are an integral part of this financial statements.

                             5540 W. 103RD STREET
                              OAK LAWN, ILLINOIS
                         NOTES TO FINANCIAL STATEMENT
                         ----------------------------



 1.  Summary of Significant Accounting Policies
     ------------------------------------------

     Description of Property - The property consists of rental apartments in Oak Lawn, Illinois. At December 31, 1995, there were a total of 10 rentable units.

     Description of Reporting Entity - The property is owned by an individual. As the income or loss from the property's operations is included in the individual's income tax return, no provision for income taxes is included herein. Only income and expenses directly arising from the property's operations are included in this financial statement.

     Property and Depreciation - Building and improvements have been capitalized at cost and are being depreciated on a straight-line basis over a useful life of 27 1/2 years. Fixtures and equipment have been capitalized at cost and are being depreciated on an accelerated basis over the useful lives of 5-10 years.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Interest Expense
     ----------------

     The property secures two mortgages with a total outstanding balance of $396,850 at December 31, 1995. Interest payments totaling $44,193 were made for 1995. The notes bear interest at 10.875% and 10% per annum, respectively.

[LETTERHEAD OF WOLF & COMPANY LLP]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Gerald and Cecile Cigler
5009-5013 Florence Avenue
Downers Grove, Illinois


We have audited the accompanying statement of operating income and expenses of 5009-5013 FLORENCE AVENUE DOWNERS GROVE, ILLINOIS for the year ended December 31, 1995. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of operations of the Apartment Building 5009-5013 Florence Avenue Downers Grove, Illinois for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                    Wolf & Company LLP


Oak Brook, Illinois
April 26, 1996

                           5009-5013 FLORENCE AVENUE
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                  ------------------------------------------
                     For the Year Ended December 31, 1995

Operating revenues:
  Rental income                             $ 83,545
                                            --------
Operating expenses:
  Real estate taxes                            8,342
  Depreciation                                18,600
  Supplies                                     3,543
  Repairs                                      1,262
  Insurance                                    1,265
  Advertising                                     82
  Utilities                                    8,045
  Scavenger service                              987
  Snow removal                                   390
  Trust fees                                     123
                                            --------
                                              42,639
                                            --------
     Operating income                         40,906
                                            --------
Other income (expense):
  Laundry income                                 276
  Interest expense (Note 2)                  (39,542)
                                            --------
                                             (39,266)
                                            --------
     Net income                             $  1,640
                                            ========


The accompanying notes are an integral part of this financial statements.

                           5009-5013 FLORENCE AVENUE
                            DOWNERS GROVE, ILLINOIS
                          NOTES TO FINANCIAL STATEMENT
                          ----------------------------



1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Description of Property - The property consists of rental apartments in Downers Grove, Illinois. At December 31, 1995, there were a total of 14 rentable units.

     Description of Reporting Entity - The property is owned by an individual. As the income or loss from the property's operations is included in the individual's income tax return, no provision for income taxes is included herein. Only income and expenses directly arising from the property's operations are included in this financial statement.

     Property and Depreciation - Building and improvements and furniture, fixtures and equipment have been capitalized at cost and are being depreciated on a straight-line and accelerated methods over a useful life of 27-1/2 years and 5 years, respectively.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

2.   Interest Expense
     ----------------

     The property secures a mortgage with total outstanding balance of $403,833 at December 31, 1995. Interest payments totaling $39,542 were made for 1995. The note bears interest at 9.75% per annum.

[LETTERHEAD OF WOLF & COMPANY LLP]


                                 INDEPENDENT AUDITOR'S REPORT
                                 ----------------------------



Edmund and Joyce Dwyer
Clare Properties
7432 W. Washington
Forest Park, Illinois


We have audited the accompanying statement of operating income and expenses of CLARE PROPERTIES (7432 W. WASHINGTON) for the year ended December 31, 1995. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statement referred to above presents fairly, in all material respects, the results of operations of the Clare Properties (7432 W. Washington) for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                    Wolf & Company LLP


Oak Brook, Illinois
May 10, 1996

                               CLARE PROPERTIES
                              7432 W. WASHINGTON
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                  ------------------------------------------
                     For the Year Ended December 31, 1995



Operating revenues:
  Rental income                             $ 130,019
                                            ---------
Operating expenses:
  Real estate taxes                            28,659
  Depreciation                                 25,487
  Assessments                                  33,979
  Repairs and replacements                        730
  Insurance                                     1,242
  Painting and decorating                         248
  Carpet cleaning                                 127
                                            ---------
                                               90,472
                                            ---------
     Operating income                          39,547
                                            ---------
Other income (expense):
  Gain on sale of property (Note 3)            26,947
  Interest expense (Note 2)                   (72,000)
                                            ---------
                                              (45,053)
                                            ---------
     Net loss                               $  (5,506)
                                            =========


The accompanying notes are an integral part of this financial statements.

                               CLARE PROPERTIES
                              7432 W. WASHINGTON
                         NOTES TO FINANCIAL STATEMENT
                         ----------------------------



 1.  Summary of Significant Accounting Policies
     ------------------------------------------

     Description of Property - The property consists of rental apartments in Forest Park, Illinois. At December 31, 1995, there were a total of 24 rentable units.

     Description of Reporting Entity - The property is owned by an individual. As the income or loss from the property's operations is included in the individual's income tax return, no provision for income taxes is included herein. Only income and expenses directly arising from the property's operations are included in this financial statement.

     Property and Depreciation - Building and improvements have been capitalized at cost and are being depreciated on a straight-line basis over a useful life of 27 1/2 years. Furniture and equipment have been capitalized at cost and are being depreciated on a straight-line basis over a useful life of 7 years.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Interest Expense
     ----------------

     The property secures two mortgages with total outstanding balances of $704,490 at December 31, 1995. Interest payments totaling $72,000 were made for 1995. The notes bear interest at 8% and 10% per annum, respectively.

3.   Gain on Sale of Property
     ------------------------

     During the year ended December 31, 1995, Units #407 and #205 were sold for a total of $89,800 resulting in a total net gain of $26,947.

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

                             INLAND MORTGAGE INVESTORS FUND III, L.P.
                             Inland Real Estate Investment Corporation
                             General Partner

                                   /S/ ROBERT D. PARKS

                             By:   Robert D. Parks
                                   Chairman of the Board
                                   and Chief Executive Officer
                             Date: May 13, 1996

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

                                   /S/ MARK ZALATORIS

                             By:   Mark Zalatoris
                                   Vice President
                             Date: May 13, 1996

                                   /S/ CYNTHIA M. HASSETT

                             By:   Cynthia M. Hassett
                                   Principal Financial Officer
                                   and Principal Accounting Officer
                             Date: May 13, 1996

                                   /S/ DANIEL L. GOODWIN

                             By:   Daniel L. Goodwin
                                   Director
                             Date: May 13, 1996

                                   /S/ ROBERT H. BAUM

                             By:   Robert H. Baum
                                   Director
                             Date: May 13, 1996