Form 10-Q
period 1996-06-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1996-08-12
CIK 841129

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1996

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the transition period from________________to__________________


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
               (Former name, former address and former fiscal
                     year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --     --

                  INLAND MORTGAGE INVESTORS FUND III, L.P.
                           (a limited partnership)

                               Balance Sheets

                     June 30, 1996 and December 31, 1995
                                 (unaudited)

                                   Assets

                                                            1996             1995
                                                            ----             ----
Cash and cash equivalents (Note 1)................      $   131,406          68,800
Accrued interest receivable.......................            9,993          10,366
Mortgage loans receivable (Note 3)................        1,137,252       1,215,249
                                                        -----------     -----------
Total assets......................................      $ 1,278,651       1,294,415
                                                        ===========     ===========

                      Liabilities and Partners' Capital
Liabilities:
 Accounts payable................................       $       860           1,106
 Distributions payable...........................            19,826          20,588
 Due to Affiliates (Note 2)......................               780           2,158
                                                        -----------     -----------
   Total liabilities.............................            21,466          23,852
                                                        -----------     -----------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................              500             500
    Supplemental Capital Contributions............          306,874         306,874
    Supplemental distributions to Limited Partners         (306,874)       (306,874)
    Cumulative net income.........................           18,465          16,623
    Cumulative distributions......................          (13,400)        (11,558)
                                                        -----------     -----------
                                                              5,565           5,565
                                                        -----------     -----------
  Limited Partners:
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at June 30, 1996
      and December 31, 1995 (net of offering
      costs of $422,642, of which $115,754 was
      paid to Affiliates).........................        2,414,607       2,414,607
    Supplemental Capital Contributions from
      General Partner.............................          306,874         306,874
    Cumulative net income.........................          747,743         722,864
    Cumulative distributions......................       (2,217,604)     (2,179,347)
                                                        -----------     -----------
                                                          1,251,620       1,264,998
                                                        -----------     -----------
    Total Partners' capital.......................        1,257,185       1,270,563
                                                        -----------     -----------
Total liabilities and Partners' capital...........      $ 1,278,651       1,294,415
                                                        ===========     ===========

See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                           (a limited partnership)

                           Statements of Operations

          For the three and six months ended June 30, 1996 and 1995
                                 (unaudited)

                                             Three months                       Six months
                                                ended                             ended
                                               June 30,                           June 30,
                                               --------                           --------
                                            1996            1995             1996            1995
                                            ----            ----             ----            ----
Income:
  Interest on mortgage loans
    receivable (Note 3)............     $   30,115          44,047          61,038          88,325
  Interest on investments..........            864             647           1,344           1,322
                                        ----------         -------          ------          ------
                                            30,979          44,694          62,382          89,647
                                        ----------         -------          ------          ------
Expenses:
  Professional services to
    Affiliates.....................          1,702           2,024           3,930           5,472
  Professional services to
    non-affiliates.................          6,140           4,054          21,640          19,514
  General and administrative
    expenses to Affiliates.........          3,061           4,176           7,089           8,419
  General and administrative
    expenses to non-affiliates.....          2,036           1,655           3,002           2,509
                                        ----------         -------          ------          ------
                                            12,939          11,909          35,661          35,914
                                        ----------         -------          ------          ------
      Net income...................     $   18,040          32,785          26,721          53,733
                                        ==========      ==========      ==========      ==========
Net income allocated to:
  General Partner..................            910           1,577           1,842           3,282
  Limited Partners.................         17,130          31,208          24,879          50,451
                                        ----------         -------          ------          ------
  Net income.......................     $   18,040          32,785          26,721          53,733
                                        ==========      ==========      ==========      ==========

Net income allocated to the one
  General Partner Unit.............     $      910           1,577           1,842           3,282
                                        ==========      ==========      ==========      ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 5,674.50................     $     3.01            5.50            4.38            8.89
                                        ==========      ==========      ==========      ==========





See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                           (a limited partnership)

                           Statements of Cash Flows

               For the six months ended June 30, 1996 and 1995
                                 (unaudited)


                                                              1996           1995
                                                              ----           ----
Cash flows from operating activities:
  Net income......................................      $    26,721          53,733
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................              373             237
      Accounts payable............................             (246)          3,389
      Due to Affiliates...........................           (1,378)             78
                                                        ------------    ------------
Net cash provided by operating activities.........           25,470          57,437

Cash flows from investing activities:
  Principal payments collected....................           77,997          26,256
                                                        ------------    ------------
 Net cash provided by investing activities.........           77,997          26,256
                                                        ------------    ------------
 Cash flows from financing activities:
  Cash distributions..............................          (40,861)        (91,882)

                                                        ------------    ------------
Net cash used in financing activities.............          (40,861)        (91,882)
                                                        ------------    ------------

Net increase (decrease) in cash and
  cash equivalents................................           62,606          (8,189)
Cash and cash equivalents at beginning of period..           68,800          99,103
                                                        ------------    ------------
Cash and cash equivalents at end of period........      $   131,406          90,914
                                                        ============    ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable.....................      $    19,826         573,514
                                                        ============    ============





               See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                           (a limited partnership)

                        Notes to Financial Statements

                                June 30, 1996
                                 (unaudited)


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

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at June 30, 1996 approximates their carrying value.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



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


(2)     Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $780 and $2,158 remained unpaid at June 30, 1996 and December 31, 1995, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership.
Such fees of $1,514 and $2,201 for the six months ended June 30, 1996 and 1995, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



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

In May and June 1996, the borrower on the loan collateralized by the property located at 7432 Washington made partial paydowns on the mortgage loan receivable. The Partnership received $74,786, its proportionate share of the total paydowns.


(4) Subsequent Events

In July 1996, the Partnership paid a distribution of $19,826 to the Partners, of which $18,916 was distributed to the Limited Partners, including $1,626 of principal amortization and $18,200 of net interest income; and $910 was distributed to the General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in $2,837,249 gross offering proceeds which were received by the Partnership, not including the General Partner's contribution for one Unit of $500. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of June 30, 1996, cumulative distributions to the Limited Partners totaled $2,217,604, including $1,099,919 of repayment proceeds and principal amortization, $51,147 from working capital reserves, $759,664 from operations and $306,874 in Supplemental Capital Contributions from the General Partner.

As of June 30, 1996, the Partnership had cash and cash equivalents of $131,406. The Partnership intends to use such remaining funds to pay distributions and for working capital requirements.

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

At June 30, 1996, the Partnership had three mortgage loans receivable totaling $1,137,252. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.


Results of Operations

The maturity dates of the three remaining mortgage loans receivable range from October 2000 to April 2002. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

The decrease in interest on mortgage loans receivable for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the payoff of the loan collateralized by the property located at 9617-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995 and the second quarter of 1996.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in accounting fees.

The decrease in general and administrative expenses to Affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to decreases in postage, data processing expense and mortgage servicing fees.



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



                INLAND MORTGAGE INVESTORS FUND III, L.P.

                 By:            Inland Real Estate Investment Corporation
                                General Partner


                                /S/ ROBERT D. PARKS

                By:             Robert D. Parks
                                Chairman
                Date:           August 12, 1996


                                /S/ MARK ZALATORIS

                By:             Mark Zalatoris
                                Vice President
                Date:           August 12, 1996


                                /S/ CYNTHIA M. HASSETT

                By:             Cynthia M. Hassett
                                Principal Financial Officer and
                                Principal Accounting Officer
                Date:           August 12, 1996