Form 10-Q
period 1996-09-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1996-11-13
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

          For the transition period from             to


                           Commission File #0-18456


                   Inland Mortgage Investors Fund III, L.P.
            (Exact name of registrant as specified in its charter)


         Delaware                              #36-3604866
(State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                 60521
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  630-218-8000


                                    N/A
                (Former name, former address and former fiscal
                      year, if changed since last report)


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

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------
                                                        1996          1995
                                                        ----          ----
Cash and cash equivalents (Note 1)................ $   169,771        68,800
Accrued interest receivable.......................      10,226        10,366
Mortgage loans receivable (Note 3)................   1,101,297     1,215,249
                                                   ------------  ------------
Total assets...................................... $ 1,281,294     1,294,415
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $      -            1,106
  Distributions payable...........................      15,849        20,588
  Due to Affiliates (Note 2)......................       1,141         2,158
                                                   ------------  ------------
    Total liabilities.............................      16,990        23,852
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      19,174        16,623
    Cumulative distributions......................     (14,109)      (11,558)
                                                   ------------  ------------
                                                         5,565         5,565
                                                   ------------  ------------
  Limited Partners:
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at September 30,
      1996 and December 31, 1995 (net of offering
      costs of $422,642, of which $115,754 was
      paid to Affiliates).........................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     770,002       722,864
    Cumulative distributions......................  (2,232,744)   (2,179,347)
                                                   ------------  ------------
                                                     1,258,739     1,264,998
                                                   ------------  ------------
    Total Partners' capital.......................   1,264,304     1,270,563
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,281,294     1,294,415
                                                   ============  ============

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                         Three months          Nine months
                                            ended                ended
                                         September 30,        September 30,
                                         -------------        -------------
                                        1996       1995      1996       1995
                                        ----       ----      ----       ----
Income:
  Interest on mortgage loans
    receivable (Note 3)............ $  28,112     32,763     89,150    121,088
  Interest on investments..........     2,031      1,455      3,375      2,777
                                    ---------- ---------- ---------- ----------
                                       30,143     34,218     92,525    123,865
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................       909      2,971      4,839      8,443
  Professional services to
    non-affiliates.................       740       -        22,380     19,514
  General and administrative
    expenses to Affiliates.........     4,267      3,756     11,356     12,175
  General and administrative
    expenses to non-affiliates.....     1,259        998      4,261      3,507
                                    ---------- ---------- ---------- ----------
                                        7,175      7,725     42,836     43,639
                                    ---------- ---------- ---------- ----------
      Net income................... $  22,968     26,493     49,689     80,226
                                    ========== ========== ========== ==========
Net income allocated to:
  General Partner..................       709      1,063      2,551      4,345
  Limited Partners.................    22,259     25,430     47,138     75,881
                                    ---------- ---------- ---------- ----------
  Net income....................... $  22,968     26,493     49,689     80,226
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     709      1,063      2,551      4,345
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 5,674.50................ $    3.93       4.48       8.31      13.37
                                    ========== ========== ========== ==========





                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $    49,689        80,226
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................         140         4,349
      Accounts payable............................      (1,106)          171
      Due to Affiliates...........................      (1,017)        8,107
                                                   ------------  ------------
Net cash provided by operating activities.........      47,706        92,853
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................     113,952       544,904
                                                   ------------  ------------
Net cash provided by investing activities.........     113,952       544,904
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................     (60,687)     (665,396)
                                                   ------------  ------------
Net cash used in financing activities.............     (60,687)     (665,396)
                                                   ------------  ------------
Net increase (decrease) in cash
  and cash equivalents............................     100,971       (27,639)
Cash and cash equivalents at beginning of period..      68,800        99,103
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   169,771        71,464
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable..................... $    15,849        22,758
                                                   ============  ============










                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at September 30, 1996 approximates their carrying value.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,141 and $2,158 remained unpaid at September 30, 1996 and December 31, 1995, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $2,210 and $3,069 for the nine months ended September 30, 1996 and 1995, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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

In May, June and July 1996, the borrower on the loan collateralized by the property located at 7432 Washington made partial paydowns on the mortgage loan receivable. The Partnership received $109,071, its proportionate share of the total paydowns.


(4) Subsequent Events

In October 1996, the Partnership paid a distribution of $15,849 to the Partners, of which $15,140 was distributed to the Limited Partners, including $1,668 of principal amortization and $13,472 of net interest income; and $709 was distributed to the General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in $2,837,249 gross offering proceeds which were received by the Partnership, not including the General Partner's contribution for one Unit of $500. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of September 30, 1996, cumulative distributions to the Limited Partners totaled $2,232,744, including $1,113,391 of repayment proceeds and principal amortization, $51,147 from working capital reserves, $761,332 from operations and $306,874 in Supplemental Capital Contributions from the General Partner.

As of September 30,  1996,  the  Partnership  had  cash and cash equivalents of
$169,771.    The  Partnership  intends  to  use  such  remaining  funds  to pay distributions and for working capital requirements.

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

At September 30, 1996, the Partnership had three mortgage loans receivable totaling $1,101,297. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.


Results of Operations

The maturity dates of the three remaining mortgage loans receivable range from October 2000 to April 2002. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

The decrease in interest on mortgage loans receivable for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the payoff of the loan collateralized by the property located at 9617-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995 and the second and third quarters of 1996.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in accounting fees.

The decrease in general and administrative expenses to Affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to decreases in postage, data processing expense and mortgage servicing fees.



                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND MORTGAGE INVESTORS FUND III, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996