Form 10-K405
period 1996-12-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1997-03-27
CIK 841129

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For The Fiscal Year Ended December 31, 1996

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


                             TABLE OF CONTENTS


                                   PART I
                                   ------
                                                                          Page
                                                                          ----
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

                                    PART I



Item 1.  Business

The Registrant, Inland Mortgage Investors Fund III, L.P. (the "Partnership"), was formed in September 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act. On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase up to 50,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991, with total sales of 5,675.50 Units resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. All of the holders of these Units were admitted to the Partnership. As of December 31, 1996, the Partnership funded seven loans utilizing $2,302,064 of capital proceeds collected. The Limited Partners of the Partnership share in the benefits of ownership in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of making and acquiring loans collateralized by mortgages on improved, income producing properties located in or near Chicago, Illinois. The loans are being serviced by Inland Mortgage
Servicing Corporation, a subsidiary of the General Partner. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note (2) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item 2.  Properties

The Partnership owns no real properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 240 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to Limited Partners. See "Distribution Reinvestment Plan" and "Liquidity Plan," pages 42-43 and page 18, respectively, of the Prospectus of the Partnership dated January 9, 1989, which is incorporated herein by reference. At this time, there are no Limited Partners participating in the DRP.

Item 6.  Selected Financial Data

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

     For the years ended December 31, 1996, 1995, 1994, and 1993 and 1992

              (not covered by Report of Independent Accountants)


                           1996       1995       1994       1993       1992
                           ----       ----       ----       ----       ----
  Total assets......... $1,288,230  1,294,415  1,875,618  1,894,010  2,460,285
                        ========== ========== ========== ========== ==========

  Total income......... $  122,303    155,161    180,342    216,738    199,840
                        ========== ========== ========== ========== ==========

  Net income........... $   72,325    104,502    128,545    171,779    152,192
                        ========== ========== ========== ========== ==========
  Net income
  allocated to the one
  General Partner Unit. $    3,547      5,299      6,259      1,718      1,522
                        ========== ========== ========== ========== ==========
  Net income
  allocated per Limited
  Partner Unit (b)..... $    12.12      17.48      21.55      29.97      26.55
                        ========== ========== ========== ========== ==========
  Distributions to Limited
  Partners from:
    Operations (c).....     67,408    100,676    123,390    203,492    226,154
    Repayment proceeds.    156,201    546,410     28,726    561,856      6,525
                        ---------- ---------- ---------- ---------- ----------
                        $  223,609    647,086    152,116    765,348    232,679
                        ========== ========== ========== ========== ==========
  Distributions per
  Unit to Limited
  Partners from (b):
    Operations.........      11.88      17.74      21.74      35.86      39.85
    Repayment proceeds.      27.53      96.29       5.07      99.01       1.15
                        ---------- ---------- ---------- ---------- ----------
                        $    39.41     114.03      26.81     134.87      41.00
                        ========== ========== ========== ========== ==========

  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income per Unit and distribution per Unit are based upon the weighted average number of Units outstanding of 5,674.50.

  (c) This amount represents distributions to the Limited Partners from operations, a portion of which may have been funded by the General Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with a total of 5,675.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of December 31, 1996, cumulative distributions to the Limited Partners totaled $2,402,956, of which $1,303,978 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of December 31,  1996,  the  Partnership  had  cash  and cash equivalents of
$219,645.    The  Partnership  intends  to  use  such  remaining  funds  to pay distributions and for working capital requirements.

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

The decrease in interest income on mortgage loans for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996.

The decrease in interest income on mortgage loans for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to the payoff of the loan collateralized by the property located at 9617-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995.

Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to a decrease in accounting services required by the Partnership.


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

Item 8.  Financial Statements and Supplementary Data

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                     Index
                                     -----                                Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  10

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................  11

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994....................................   12

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  13

  Notes to Financial Statements..........................................  14

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

5540 W. 103rd St., Oak Lawn, Illinois:

    Report of Independent Certified Public Accountants*
    Statement of Operating Income and Expenses for the year ended
      December 31, 1996*
    Notes to Statement of Operating Income and Expenses for the year ended
      December 31, 1996*

5009 & 5013 Florence Avenue, Downers Grove, Illinois:

    Report of Independent Certified Public Accountants*
    Statement of Operating Income and Expenses for the year ended
      December 31, 1996*
    Notes to Statement of Operating Income and Expenses for the year ended
      December 31, 1996*

* The Partnership will subsequently file these reports on or before May 15, 1997.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund III, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                          COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 17, 1997

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995

                                    Assets
                                    ------
                                                       1996          1995
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   219,645        68,800
Accrued interest receivable.......................       9,499        10,366
Mortgage loans receivable (Note 4)................   1,059,086     1,215,249
                                                   ------------  ------------
Total assets...................................... $ 1,288,230     1,294,415
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $      -            1,106
  Distributions payable...........................     171,208        20,588
  Due to Affiliates (Note 2)......................       1,290         2,158
                                                   ------------  ------------
    Total liabilities.............................     172,498        23,852
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      20,170        16,623
    Cumulative distributions......................     (15,105)      (11,558)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at December 31,
      1996 and 1995 (net of offering costs of
      $422,642, of which $115,754 was paid to
      Affiliates).................................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     791,642       722,864
    Cumulative distributions......................  (2,402,956)   (2,179,347)
                                                   ------------  ------------
                                                     1,110,167     1,264,998
                                                   ------------  ------------
    Total Partners' capital.......................   1,115,732     1,270,563
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,288,230     1,294,415
                                                   ============  ============


                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
Income:                                  ----          ----          ----
  Interest on mortgage loans
    receivable (Note 4)............. $   116,400       152,051       179,416
  Interest on investments...........       5,903         3,110           926
                                     ------------  ------------  ------------
                                         122,203       155,161       180,342
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       6,899        10,816        13,281
  Professional services to
    non-affiliates..................      21,640        19,514        20,120
  General and administrative
    to Affiliates...................      16,397        15,622        14,530
  General and administrative
    to non-affiliates...............       5,042         4,707         3,866
                                     ------------  ------------  ------------
                                          49,978        50,659        51,797
                                     ------------  ------------  ------------
Net income.......................... $    72,325       104,502       128,545
                                     ============  ============  ============

Net income allocated to (Note 3):
  General Partner................... $     3,547         5,299         6,259
  Limited Partners..................      68,778        99,203       122,286
                                     ------------  ------------  ------------
Net income.......................... $    72,325       104,502       128,545
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $     3,547         5,299         6,259
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  5,674.50.......................... $     12.12         17.48         21.55
                                     ============  ============  ============






                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)


                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                            General      Limited
                                            Partner      Partners      Total
                                          -----------  -----------  -----------

Balance at January 1, 1994............... $    5,565    1,840,353    1,845,918

Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners.........       -           2,358        2,358
Net Income...............................      6,259      122,286      128,545
Distributions to Partners
  ($26.81 per weighted average Limited
  Partnership Units of 5,674.50).........     (6,259)    (152,116)    (158,375)
                                          -----------  -----------  -----------
Balance at December 31, 1994.............      5,565    1,812,881    1,818,446

Net Income...............................      5,299       99,203      104,502
Distributions to Partners
  ($114.03 per weighted average Limited
  Partnership Units of 5,674.50).........     (5,299)    (647,086)    (652,385)
                                          -----------  -----------  -----------
Balance at December 31, 1995.............      5,565    1,264,998    1,270,563

Net Income...............................      3,547       68,778       72,325
Distributions to Partners
  ($39.41 per weighted average Limited
  Partnership Units of 5,674.50).........     (3,547)    (223,609)    (227,156)
                                          -----------  -----------  -----------
Balance at December 31, 1996............. $    5,565    1,110,167    1,115,732
                                          ===========  ===========  ===========












                 See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND III, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $    72,325       104,502       128,545
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable...         867         4,451           208
      Accounts payable..............      (1,106)          441           (29)
      Due to Affiliates.............        (868)        2,008          (300)
Net cash provided by operating       ------------  ------------  ------------
  activities........................      71,218       111,402       128,424
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected......     156,163       546,449        28,728
Net cash provided by investing       ------------  ------------  ------------
  activities........................     156,163       546,449        28,728
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................     (76,536)     (688,154)     (148,966)
  Supplemental Capital Contributions        -             -           13,575
Net cash used in financing           ------------  ------------  ------------
  activities........................     (76,536)     (688,154)     (135,391)
Net increase (decrease) in cash      ------------  ------------  ------------
  and cash equivalents..............     150,845       (30,303)       21,761
Cash and cash equivalents at
  beginning of year.................      68,800        99,103        77,342
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $   219,645        68,800        99,103
                                     ============  ============  ============

Supplemental schedule of non-cash investing and financing activities:


Accrued distributions payable....... $   171,208        20,588        56,357
                                     ============  ============  ============









                See accompanying notes to financial statements

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994

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

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

                                       1996                    1995
                             ----------------------- ------------------------
                                GAAP        Tax         GAAP        Tax
                                Basis       Basis       Basis       Basis
                             ----------- ----------- ----------- ------------
Total assets................ $ 1,288,230   1,288,230   1,294,415   1,294,415

Partners' capital:
  General Partner...........       5,565       3,984       5,565       3,984
  Limited Partners..........   1,110,167   1,111,748   1,264,998   1,266,579

Net income:
  General Partner...........       3,547       3,547       5,299       5,299
  Limited Partners..........      68,778      68,778      99,203      99,203

Net income per weighted
  average number of Limited
  Partnership Units.........       12.12       12.12       17.48       17.48

The net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding of 5,674.50.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in the professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,290 and $2,158 remained unpaid at December 31, 1996 and 1995, respectively.

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

The Partnership has arranged for Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,881 in 1996, $3,830 in 1995 and $4,515 in 1994 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.


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

Mortgage loans receivable consist of the following:
                                                                              Monthly         Balance at
                            Interest              Balloon                      P & I          December 31,
                            Rate at    Maturity     at                        Payments  -----------------------
  Property Location         12/31/96     Date     Maturity     Prepayment      (net)        1996       1995
-----------------------     --------- ---------- ----------- --------------  ---------- ----------- -----------
5540 W. 103rd St.
   Oak Lawn, IL             10.875%   October    $356,453    No prepayment   $ 3,649    $  372,143     375,273
                                       2000                  before 10/97

5009 & 5013 Florence Ave.
   Downers Grove, IL         9.750%   April       374,996    60 days notice    3,557       400,372     403,833
                                       2002                  & 3% penalty

7432 Washington
   Forest Park, IL   (A)    10.000%   July        286,571    At any time       2,388       286,571     436,143
                                       2001                  without penalty            ----------- -----------
                                                                                        $1,059,086   1,215,249
                                                                                        =========== ===========


                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(A) In June 1992, the Partnership purchased a $500,000 interest in a first mortgage loan funded by Inland Mortgage Investors Fund, L.P.-II, which is another publicly registered partnership sponsored by the General Partner. The $700,000 first mortgage loan was funded in June 1992 to refinance an existing mortgage owed to an Affiliate of the General Partner.

    The loan has a fixed interest rate and requires monthly payments of interest only. The Partnership will receive its percentage share of all such payments.

    In 1996, the borrower on the loan collateralized by the property located at 7432 Washington made additional partial paydowns on the mortgage. The Partnership received $149,571, its proportionate share of the total paydowns.

    In 1995, the borrower on the loan collateralized by the property located at 7432 Washington made additional partial paydowns on the mortgage. The Partnership received $40,500, its proportionate share of the total paydowns.

    In November 1994, the borrower on the loan collateralized by the proeprty located at 7432 Washington made a partial paydown on the mortgage. The Partnership received $23,357, its proportionate share of the total paydown.


(6) Subsequent Events

During January 1997, the Partnership paid a distribution of $171,208 to the Partners, of which $996 was distributed to the General Partner and $170,212 was distributed to the Limited Partners, including $151,283 of repayment proceeds and $18,929 of net interest income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



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

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Kelly Tucek................  Assistant Vice President-Partnership Accounting
Cynthia M. Hassett.........  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

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

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.



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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1996, costs relating to such services were $20,415, of which $1,290 is unpaid at December 31, 1996.

A subsidiary of the General Partner earned mortgage servicing fees of $2,881 in 1996, in connection with servicing the Partnership's mortgage loans receivable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) The Liquidity Plan (page 18 of the Prospectus of the Partnerhsip dated January 9, 1989, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1996:


                                 Amount and Nature
                                   of Beneficial           Percentage
      Title of Class                 Ownership              of Class
      --------------------       -----------------------   ----------
      Limited Partnership        379.97 Units, Directly       6.70%
       Units

  (b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1996:

                                 Amount and Nature
                                   of Beneficial           Percentage
      Title of Class                 Ownership              of Class
      --------------------       -----------------------   ------------
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

         27 Financial Data Schedule

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

    (d)  Reports on Form 8-K:

         None

No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND III, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997