Form 10-Q
period 1997-03-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1997-05-14
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   134,565       219,645
Accrued interest receivable.......................       8,865         9,499
Mortgage loans receivable (Note 3)................     987,259     1,059,086
                                                   ------------  ------------
Total assets...................................... $ 1,130,689     1,288,230
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     6,100          -
  Distributions payable...........................      82,623       171,208
  Due to Affiliates (Note 2)......................       8,474         1,290
                                                   ------------  ------------
    Total liabilities.............................      97,197       172,498
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      20,710        20,170
    Cumulative distributions......................     (15,645)      (15,105)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at March 31, 1997
      and December 31, 1996 (net of offering costs
      of $422,642, of which $115,754 was paid to
      Affiliates).................................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     791,485       791,642
    Cumulative distributions......................  (2,485,039)   (2,402,956)
                                                   ------------  ------------
                                                     1,027,927     1,110,167
                                                   ------------  ------------
    Total Partners' capital.......................   1,033,492     1,115,732
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,130,689     1,288,230
                                                   ============  ============

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                       1997          1996
                                                       ----          ----
Income:
  Interest on mortgage loans receivable (Note 3).. $    26,427        30,923
  Interest on investments.........................       1,609           480
                                                   ------------  ------------
                                                        28,036        31,403
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       1,487         2,228
  Professional services to non-affiliates.........      16,370        15,500
  General and administrative expenses to
    Affiliates....................................       8,659         4,028
  General and administrative expenses to
    non-affiliates................................       1,137           966
                                                   ------------  ------------
                                                        27,653        22,722
                                                   ------------  ------------
Net income........................................ $       383         8,681
                                                   ============  ============
Net income allocated to:
  General Partner.................................         540           932
  Limited Partners................................        (157)        7,749
                                                   ------------  ------------
Net income........................................ $       383         8,681
                                                   ============  ============

Net income allocated to the one
  General Partner Unit............................ $       540           932
                                                   ============  ============

Net income (loss) allocated to Limited Partners
  per Limited Partnership Units of 5,674.50....... $      (.03)         1.37
                                                   ============  ============













                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $       383         8,681
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................         634          (147)
      Accounts payable............................       6,100         3,385
      Due to Affiliates...........................       7,184         3,382
                                                   ------------  ------------
Net cash provided by operating activities.........      14,301        15,301
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      71,827         1,585
                                                   ------------  ------------
Net cash provided by investing activities.........      71,827         1,585
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................    (171,208)      (20,588)
                                                   ------------  ------------
Net cash used in financing activities.............    (171,208)      (20,588)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (85,080)       (3,702)
Cash and cash equivalents at beginning of period..     219,645        68,800
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   134,565        65,098
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable..................... $    82,623        20,273
                                                   ============  ============











                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund III, L.P. (the "Partnership"), was formed in September 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act to make or acquire loans collateralized by mortgages on improved, income producing properties generally located in or near Chicago and other metropolitan areas. On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase up to 50,000) Limited Partnership Units
("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated January 9, 1991, with total sales of 5,674.50 Units, resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. All of the holders of these Units were admitted to the Partnership. The Limited Partners of the Partnership share in the benefits of ownership in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

                                March 31, 1997
                                  (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $8,474 and $1,290 remained unpaid at March 31, 1997 and December 31, 1996, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $2,881 and $759 for the three months ended March 31, 1997 and 1996, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)



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

In 1997, the borrower on  the  loan  collateralized  by the property located at
7432  Washington  made  additional  partial  paydowns  on  the  mortgage.   The
Partnership received $70,071, its proportionate share of the total paydowns.


(4) Subsequent Events

During April 1997, the Partnership paid a distribution of $82,623 to the Partners, of which $540 was distributed to the General Partner and $82,083 was distributed to the Limited Partners, including $71,827 of repayment proceeds and $10,256 of net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749 which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of March 31, 1997, cumulative distributions to the Limited Partners totaled $2,485,039, of which $1,304,016 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of March 31, 1997, the Partnership had cash and cash equivalents of $134,565. The Partnership intends to use such funds to pay distributions and for working capital requirements.

The mortgage loans receivable of the Partnership are currently generating sufficient cash flow to cover the operating expenses of the Partnership. To the extent that cash flow was insufficient to meet the minimum 8% annualized return to investors through January 9, 1994, as well as any other financial needs, the Partnership received Supplemental Capital Contributions from the General Partner. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that cash flow is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

At March 31, 1997, the Partnership had three mortgage loans receivable totaling $987,259. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The decrease in interest on mortgage loans receivable for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996 and the first quarter of 1997.

The increase in general and administrative expenses to Affiliates for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to increases in postage, data processing expense and investor service fees.









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



                            INLAND MORTGAGE INVESTORS FUND III, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997