Form 10-K/A
period 1996-12-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1997-05-16
CIK 841129

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


                                     INDEX                              PAGE


5540 W. 103rd St., Oak Lawn, Illinois:

    Independent Auditor's Report...................................      3

    Statement of Operating Income and Expenses for the year ended
      December 31, 1996............................................      4

    Notes to Statement of Operating Income and Expenses for the
    year ended December 31, 1996...................................      5

                       INDEPENDENT AUDITOR'S REPORT



Mr. & Mrs. Mark A. Hynes
5540 W. 103rd Street
Oak Lawn, Illinois


We have audited the accompanying statement of operating income and expenses of the 5540 W. 103RD STREET, OAK LAWN, ILLINOIS for the year ended December 31, 1996. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of operations of 5540 W. 103rd Street, Oak Lawn, Illinois for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                 Wolf & Company LLP


Oak Brook, Illinois
May 7, 1997

                             5540 W. 103RD STREET
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                     For the Year Ended December 31, 1996


Operating revenues:
  Rental income                                 $   81,146
                                                -----------

Operating expenses:
  Real estate taxes............................     24,377
  Depreciation.................................     18,778
  Painting and decorating......................      1,026
  Repairs and replacements.....................      1,953
  Insurance....................................      1,920
  Advertising..................................        100
  Supplies.....................................        736
  Utilities....................................      4,932
  Scavenger service............................        934
  Cleaning and maintenance.....................      1,335
  Telephone....................................        473
  Legal........................................        863
  Credit fees..................................        175
  Snow plowing.................................        105
  Miscellaneous................................        516
                                                -----------
                                                    58,223
                                                -----------

    Operating income...........................     22,923
                                                -----------

Other income (expense):
  Interest expense (Note 2)....................    (42,816)
                                                -----------

    Net loss................................... $  (19,893)
                                                ===========



The accompanying notes are an integral part of this financial statement.

                            SHERMAN AVENUE PROPERTY
                                1549-71 SHERMAN
                         NOTES TO FINANCIAL STATEMENT


1.  Summary of Significant Accounting Policies

    Description of Property - The property consists of rental apartments in Oak Lawn, Illinois. At December 31, 1996, there were a total of 10 rentable units.

    Description of Reporting Entity - The property is owned by an individual. As the income or loss from the property's operations is included in the individual's income tax return, no provision of income taxes is included herein. Only income and expenses directly arising from the property's operations are included in this financial statement.

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

2.  Interest Expense

    The property secures two mortgages with a total outstanding balance of $393,720 at December 31, 1996. Interest payments totaling $42,816 were made for 1996. The notes bear interest at 10.875% and 10% per annum, respectively.

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

                            INLAND MORTGAGE INVESTORS FUND III, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: May 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: May 15, 1997

                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 15, 1997

                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: May 15, 1997

                                  /S/ DANIEL L. GOODWIN

                            By:   Daniel L. Goodwin
                                  Director
                            Date: May 15, 1997

                                  /S/ ROBERT H. BAUM

                            By:   Robert H. Baum
                                  Director
                            Date: May 15, 1997