Form 10-Q
period 1997-06-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1997-08-11
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997

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


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  630-218-8000


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

                      June 30, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    62,361       219,645
Accrued interest receivable.......................       8,684         9,499
Mortgage loans receivable (Note 3)................     985,458     1,059,086
                                                   ------------  ------------
Total assets...................................... $ 1,056,503     1,288,230
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     1,510          -
  Distributions payable...........................      20,803       171,208
  Due to Affiliates (Note 2)......................       2,606         1,290
                                                   ------------  ------------
    Total liabilities.............................      24,919       172,498
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      21,660        20,170
    Cumulative distributions......................     (16,595)      (15,105)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at June 30, 1997
      and December 31, 1996 (net of offering
      costs of $422,642, of which $115,754 was
      paid to Affiliates).........................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     809,431       791,642
    Cumulative distributions......................  (2,504,893)   (2,402,956)
                                                   ------------  ------------
                                                     1,026,019     1,110,167
                                                   ------------  ------------
    Total Partners' capital.......................   1,031,584     1,115,732
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,056,503     1,288,230
                                                   ============  ============

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                         Three months          Six months
                                            ended                ended
                                           June 30,             June 30,
                                           --------             --------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Income:
  Interest on mortgage loans
    receivable (Note 3)............ $   25,603     30,115     52,030     61,038
  Interest on investments..........      1,019        864      2,628      1,344
                                    ---------- ---------- ---------- ----------
                                        26,622     30,979     54,658     62,382
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................      1,021      1,702      2,508      3,930
  Professional services to
    non-affiliates.................      2,656      6,140     19,026     21,640
  General and administrative
    expenses to Affiliates.........      3,015      3,061     11,674      7,089
  General and administrative
    expenses to non-affiliates.....      1,034      2,036      2,171      3,002
                                    ---------- ---------- ---------- ----------
                                         7,726     12,939     35,379     35,661
                                    ---------- ---------- ---------- ----------
      Net income................... $   18,896     18,040     19,279     26,721
                                    ========== ========== ========== ==========
Net income allocated to:
  General Partner..................        950        910      1,490      1,842
  Limited Partners.................     17,946     17,130     17,789     24,879
                                    ---------- ---------- ---------- ----------
  Net income....................... $   18,896     18,040     19,279     26,721
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $      950        910      1,490      1,842
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 5,674.50................ $     3.16       3.01       3.13       4.38
                                    ========== ========== ========== ==========





                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    19,279        26,721
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................         815           373
      Accounts payable............................       1,510          (246)
      Due to Affiliates...........................       1,316        (1,378)
                                                   ------------  ------------
Net cash provided by operating activities.........      22,920        25,470
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      73,628        77,997
                                                   ------------  ------------
Net cash provided by investing activities.........      73,628        77,997
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................    (253,832)      (40,861)
                                                   ------------  ------------
Net cash used in financing activities.............    (253,832)      (40,861)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................    (157,284)       62,606
Cash and cash equivalents at beginning of period..     219,645        68,800
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    62,361       131,406
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable..................... $    20,803        19,826
                                                   ============  ============










                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

                                 June 30, 1997
                                  (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,606 and $1,290 remained unpaid at June 30, 1997 and December 31, 1996, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $1,264 and $1,514 for the six months ended June 30, 1997 and 1996, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)



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


(4) Subsequent Events

During July 1997, the Partnership paid a distribution of $20,803 to the Partners, of which $950 was distributed to the General Partner and $19,853 was distributed to the Limited Partners, including $1,801 of repayment proceeds and $18,052 of net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749 which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of June 30, 1997, cumulative distributions to the Limited Partners totaled $2,504,893, of which $2,198,019 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of June 30, 1997, the Partnership had cash and cash equivalents of $62,361. The Partnership intends to use such funds to pay distributions and for working capital requirements.

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

At June 30, 1997, the Partnership had three mortgage loans receivable totaling $985,458. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The decrease in interest on mortgage loans receivable for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, is due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996 and the first quarter of 1997.

The increase in general and administrative expenses to Affiliates for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due to increases in postage, data processing expense and investor service fees.









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



                            INLAND MORTGAGE INVESTORS FUND III, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997