Form 10-K
period 1997-12-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1998-03-18
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note (2) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.


Item 2.  Properties

The Partnership owns no real properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 238 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to Limited Partners. See "Distribution Reinvestment Plan" and "Liquidity Plan," pages 42-43 and page 18, respectively, of the Prospectus of the Partnership dated January 9, 1989, which is incorporated herein by reference. At this time, there are no Limited Partners contributing to the DRP.

Item 6.  Selected Financial Data

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

              (not covered by Report of Independent Accountants)



                           1997       1996       1995       1994       1993
                           ----       ----       ----       ----       ----
  Total assets......... $1,060,035  1,288,230  1,294,415  1,875,618  1,894,010
                        ========== ========== ========== ========== ==========

  Total income......... $  105,981    122,303    155,161    180,342    216,738
                        ========== ========== ========== ========== ==========

  Net income........... $   60,606     72,325    104,502    128,545    171,779
                        ========== ========== ========== ========== ==========
  Net income
  allocated to the one
  General Partner Unit. $    3,032      3,547      5,299      6,259      1,718
                        ========== ========== ========== ========== ==========
  Net income
  allocated per Limited
  Partner Unit (b)..... $    10.15      12.12      17.48      21.55      29.97
                        ========== ========== ========== ========== ==========
  Distributions to Limited
  Partners from:
    Operations (c).....     57,614     67,408    100,676    123,390    203,492
    Repayment proceeds.    100,730    156,201    546,410     28,726    561,856
                        ---------- ---------- ---------- ---------- ----------
                        $  158,344    223,609    647,086    152,116    765,348
                        ========== ========== ========== ========== ==========
  Distributions per
  Unit to Limited
  Partners from (b):
    Operations.........      10.15      11.88      17.74      21.74      35.86
    Repayment proceeds.      17.75      27.53      96.29       5.07      99.01
                        ---------- ---------- ---------- ---------- ----------
                        $    27.90      39.41     114.03      26.81     134.87
                        ========== ========== ========== ========== ==========


  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income per Unit, basic and diluted, and distribution per Unit are based upon the weighted average number of Units outstanding of 5,674.50.

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

Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with a total of 5,675.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of December 31, 1997, cumulative distributions to the Limited Partners totaled $2,561,300, of which $1,404,747 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of December 31,  1997,  the  Partnership  had  cash  and cash equivalents of
$93,296.    The  Partnership  intends  to  use  such  remaining  funds  to  pay distributions and for working capital requirements.

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

At December 31, 1997, the Partnership had three mortgage loans receivable totaling $958,356. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The decrease in interest income on mortgage loans for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, is due to the payoff of the loan collateralized by the property located at 9617-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996 and the first and fourth quarters of 1997.

Professional services to Affiliates decreased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to a decrease in accounting services required by the Partnership.

The decrease in general and administrative expenses to non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to decreases in bank charges and supplies.


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

Item 8.  Financial Statements and Supplementary Data

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                     Index
                                     -----
                                                                        Page
                                                                        ----
Report of Independent Accountants......................................   9

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996...........................  10

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995...................................  11

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995...................................  12

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995...................................  13

  Notes to Financial Statements........................................  14

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

5540 W. 103rd St., Oak Lawn, Illinois:

    Report of Independent Certified Public Accountants*
    Statement of Operating Income and Expenses for the year ended
      December 31, 1997*
    Notes to Statement of Operating Income and Expenses for the year ended
      December 31, 1997*


* The Partnership will subsequently file this report on or before May 15, 1998.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund III, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                          COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 5, 1998

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996

                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    93,296       219,645
Accrued interest receivable.......................       8,383         9,499
Mortgage loans receivable (Note 4)................     958,356     1,059,086
                                                   ------------  ------------
Total assets...................................... $ 1,060,035     1,288,230
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Distributions payable........................... $    44,236       171,208
  Due to Affiliates (Note 2)......................         837         1,290
                                                   ------------  ------------
    Total liabilities.............................      45,073       172,498
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      23,202        20,170
    Cumulative distributions......................     (18,137)      (15,105)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at December 31,
      1997 and 1996 (net of offering costs of
      $422,642, of which $115,754 was paid to
      Affiliates).................................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     849,216       791,642
    Cumulative distributions......................  (2,561,300)   (2,402,956)
                                                   ------------  ------------
                                                     1,009,397     1,110,167
                                                   ------------  ------------
    Total Partners' capital.......................   1,014,962     1,115,732
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,060,035     1,288,230
                                                   ============  ============



                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Income:                                  ----          ----          ----
  Interest on mortgage loans
    receivable (Note 4)............. $   101,730       116,400       152,051
  Interest on investments...........       4,251         5,903         3,110
                                     ------------  ------------  ------------
                                         105,981       122,303       155,161
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       4,277         6,899        10,816
  Professional services to
    non-affiliates..................      21,026        21,640        19,514
  General and administrative
    to Affiliates...................      16,912        16,397        15,622
  General and administrative
    to non-affiliates...............       3,160         5,042         4,707
                                     ------------  ------------  ------------
                                          45,375        49,978        50,659
                                     ------------  ------------  ------------
Net income.......................... $    60,606        72,325       104,502
                                     ============  ============  ============

Net income allocated to (Note 3):
  General Partner................... $     3,032         3,547         5,299
  Limited Partners..................      57,574        68,778        99,203
                                     ------------  ------------  ------------
Net income.......................... $    60,606        72,325       104,502
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $     3,032         3,547         5,299
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  5,674.50, basic and diluted....... $     10.15         12.12         17.48
                                     ============  ============  ============









                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)


                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995



                                          General      Limited
                                          Partner      Partners     Total
                                        -----------  -----------  -----------
Balance at January 1, 1995............. $    5,565    1,812,881    1,818,446

Net Income.............................      5,299       99,203      104,502
Distributions to Partners
  ($114.03 per weighted average Limited
  Partnership Units of 5,674.50).......     (5,299)    (647,086)    (652,385)
                                        ------------ ------------ ------------
Balance at December 31, 1995...........      5,565    1,264,998    1,270,563

Net Income.............................      3,547       68,778       72,325
Distributions to Partners
  ($39.41 per weighted average Limited
  Partnership Units of 5,674.50).......     (3,547)    (223,609)    (227,156)
                                        ------------ ------------ ------------
Balance at December 31, 1996...........      5,565    1,110,167    1,115,732

Net Income.............................      3,032       57,574       60,606
Distributions to Partners
  ($27.90 per weighted average Limited
  Partnership Units of 5,674.50).......     (3,032)    (158,344)    (161,376)
                                        ------------ ------------ ------------
Balance at December 31, 1997........... $    5,565    1,009,397    1,014,962
                                        ===========  ===========  ===========



















                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $    60,606        72,325       104,502
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable...       1,116           867         4,451
      Accounts payable..............        -           (1,106)          441
      Due to Affiliates.............        (453)         (868)        2,008
Net cash provided by operating       ------------  ------------  ------------
  activities........................      61,269        71,218       111,402
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected......     100,730       156,163       546,449
Net cash provided by investing       ------------  ------------  ------------
  activities........................     100,730       156,163       546,449
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................    (288,348)      (76,536)     (688,154)
Net cash used in financing           ------------  ------------  ------------
  activities........................    (288,348)      (76,536)     (688,154)
Net increase (decrease) in cash      ------------  ------------  ------------
  and cash equivalents..............    (126,349)      150,845       (30,303)
Cash and cash equivalents at
  beginning of year.................     219,645        68,800        99,103
Cash and cash equivalents at end     ------------  ------------  ------------
  of year........................... $    93,296       219,645        68,800
                                     ============  ============  ============

Supplemental schedule of non-cash investing and financing activities:


Accrued distributions payable....... $    44,236       171,208        20,588
                                     ============  ============  ============









                See accompanying notes to financial statements

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995

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

The Partnership believes that the interest rates associated with the mortgages receivable approximate the market interest rates, and as such, the carrying amount of the mortgages receivable approximate their fair value.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                       1997                    1996
                             ----------------------- ------------------------
                                GAAP        Tax         GAAP        Tax
                                Basis       Basis       Basis       Basis
                             ----------- ----------- ----------- ------------
Total assets................ $1,060,035    1,060,035   1,288,230   1,288,230

Partners' capital:
  General Partner...........      5,565        3,983       5,565       3,984
  Limited Partners..........  1,009,397    1,010,978   1,110,167   1,111,748

Net income:
  General Partner...........      3,032        3,032       3,547       3,547
  Limited Partners..........     57,574       57,574      68,778      68,778

Net income per weighted
  average number of Limited
  Partnership Units, basic
  and diluted...............      10.15        10.15       12.12       12.12

The net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding of 5,674.50.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in the professional services to Affiliates and general and administrative expenses to Affiliates, of which $837 and $1,290 remained unpaid at December 31, 1997 and 1996, respectively.

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

The Partnership has arranged for Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,513 in 1997, $2,881 in 1996, and $3,830 in 1995 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.


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

Mortgage loans receivable consist of the following:

                                                                                Monthly            Balance at
                            Interest                Balloon                      P & I             December 31,
                            Rate at     Maturity      at                        Payments     --------------------------
  Property Location         12/31/97      Date      Maturity    Prepayment       (net)           1997          1996
---------------------       ---------  ----------  ----------   -------------  -----------   ------------   -----------
5540 W. 103rd St.
   Oak Lawn, IL             10.875%    October     $356,453     No prepayment  $ 3,649       $  368,656        372,143
                                        2000                    before 10/97

5009 & 5013 Florence Ave.
   Downers Grove, IL         9.750%    April        374,996     60 days notice   3,557          396,558        400,372
                                        2002                    & 3% penalty

7432 Washington
   Forest Park, IL   (A)    10.000%    July         193,143     At any time      1,610          193,142        286,571
                                        2001                    without penalty
                                                                                             $  958,356      1,059,086
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

    The borrower on the loan collateralized by the property located at 7432 Washington made additional partial paydowns on the mortgage. The Partnership received $93,429, $149,571 and $40,500, its proportionate share of the total paydowns, during 1997, 1996 and 1995, respectively.


(6) Subsequent Events

During January 1998, the Partnership paid a distribution of $44,236 to the Partners, of which $949 was distributed to the General Partner and $43,287 was distributed to the Limited Partners, including $25,253 of repayment proceeds and $18,034 of net interest income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1997.



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

  DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 48) joined Inland in 1972 after earning a B.A. degree from Northern Illinois University in Business and Communication. She is currently President of Inland Mortgage Servicing Corporation, Sr. Vice President of Inland Mortgage Investment Corporation and Sr. Vice President of Inland Mortgage Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $430 million. She is a member of the loan committee which approves loans funded by IMIC and IMC. She monitors IMIC's assets, and is the business person in charge of loans in foreclosure. She previously served on the Board of Directors for Burbank State Bank and supervised the origination, processing and underwriting of single-family mortgages. Ms. Panico also packaged and sold loans to Freddie Mac.

    RAYMOND E. PETERSEN (age 58) joined Inland in 1981. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation where he is President. For the six years prior to joining Inland, Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state licensed as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove and is currently a Director of Westbank of Westchester, Illinois.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1997, costs relating to such services were $18,676, of which $837 is unpaid at December 31, 1997.

A subsidiary of the General Partner earned mortgage servicing fees of $2,513 in 1997, in connection with servicing the Partnership's mortgage loans receivable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) The Liquidity Plan (page 18 of the Prospectus of the Partnership dated January 9, 1989, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1997:


                                 Amount and Nature
                                   of Beneficial           Percentage
      Title of Class                 Ownership              of Class
      --------------             ----------------------    ----------
      Limited Partnership        379.97 Units, Directly       6.70%
       Units

  (b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1997:

                                 Amount and Nature
                                   of Beneficial           Percentage
      Title of Class                 Ownership              of Class
      --------------             -------------------       -----------
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

    (d)  Reports on Form 8-K:

         None

No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND III, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 16, 1998

                                  /s/ Mark Zalatoris

                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 16, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 16, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 16, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 16, 1998