Form 10-K/A
period 1997-12-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1998-05-15
CIK 841129

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


                                     INDEX                              PAGE


5540 W. 103rd St., Oak Lawn, Illinois:

    Independent Auditor's Report...................................      3

    Statement of Operating Income and Expenses for the year ended
      December 31, 1997............................................      4

    Notes to Statement of Operating Income and Expenses for the
    year ended December 31, 1997...................................      5

                       INDEPENDENT AUDITOR'S REPORT



Mr. & Mrs. Mark A. Hynes
5540 W. 103rd Street
Oak Lawn, Illinois


We have audited the accompanying statement of operating income and expenses of 5540 W. 103RD STREET, OAK LAWN, ILLINOIS for the year ended December 31, 1997. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of operations of 5540 W. 103rd Street, Oak Lawn, Illinois for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                 Wolf & Company LLP


Oak Brook, Illinois
May 11, 1998

                             5540 W. 103RD STREET
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                     For the Year Ended December 31, 1997


Operating revenues:
  Rental income                                 $   85,466
                                                -----------

Operating expenses:
  Real estate taxes............................     27,421
  Depreciation.................................     18,406
  Painting and decorating......................        282
  Repairs and replacements.....................      1,417
  Insurance....................................      1,964
  Advertising..................................         42
  Supplies.....................................        461
  Utilities....................................      5,055
  Scavenger service............................        788
  Cleaning and maintenance.....................      1,482
  Gardening and lawn maintenance...............      1,157
  Telephone....................................        520
  Legal........................................        555
  Snow plowing.................................        556
  Miscellaneous................................        134
                                                -----------
                                                    60,240
                                                -----------

    Operating income...........................     25,226
                                                -----------

Other expense:
  Interest expense (Note 2)....................    (42,458)
                                                -----------

    Net loss................................... $  (17,232)
                                                ===========



The accompanying notes are an integral part of this financial statement.

                             5540 W. 103RD STREET
                              OAK LAWN, ILLINOIS
                         NOTES TO FINANCIAL STATEMENT


1.  Summary of Significant Accounting Policies

    Description of Property - The property consists of rental apartments in Oak Lawn, Illinois. At December 31, 1997, there were a total of 10 rentable units.

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

2.  Interest Expense

    The property secures two mortgages with a total outstanding balance of $390,233 at December 31, 1997. Interest payments totaling $42,458 were made for 1997. The notes bear interest at 10.875% and 10% per annum, respectively.

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

                            INLAND MORTGAGE INVESTORS FUND III, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: May 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: May 15, 1998

                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 15, 1998

                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: May 15, 1998

                                  /S/ DANIEL L. GOODWIN

                            By:   Daniel L. Goodwin
                                  Director
                            Date: May 15, 1998

                                  /S/ ROBERT H. BAUM

                            By:   Robert H. Baum
                                  Director
                            Date: May 15, 1998