Form 10-Q
period 1998-03-31
INLAND MORTGAGE INVESTORS FUND III LP
filed 1998-05-15
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    78,629        93,296
Accrued interest receivable.......................       8,088         8,383
Mortgage loans receivable (Note 3)................     939,268       958,356
                                                   ------------  ------------
Total assets...................................... $ 1,025,985     1,060,035
                                                   ============  ============

                       Liabilities and Partner's Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     5,241          -
  Distributions payable...........................      31,861        44,236
  Due to Affiliates (Note 2)......................       3,380           837
                                                   ------------  ------------
    Total liabilities.............................      40,482        45,073
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      23,841        23,202
    Cumulative distributions......................     (18,776)      (18,137)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at March 31, 1998
      and December 31, 1997 (net of offering costs
      of $422,642, of which $115,754 was paid to
      Affiliates).................................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     850,979       849,216
    Cumulative distributions......................  (2,592,522)   (2,561,300)
                                                   ------------  ------------
                                                       979,938     1,009,397
                                                   ------------  ------------
    Total Partners' capital.......................     985,503     1,014,962
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,025,985     1,060,035
                                                   ============  ============


                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
                                                       ----          ----
Income:
  Interest on mortgage loans receivable (Note 3).. $    24,198        26,427
  Interest on investments.........................         988         1,609
                                                   ------------  ------------
                                                        25,186        28,036
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       1,063         1,487
  Professional services to non-affiliates.........      15,200        16,370
  General and administrative expenses to
    Affiliates....................................       5,583         8,659
  General and administrative expenses to
    non-affiliates................................         938         1,137
                                                   ------------  ------------
                                                        22,784        27,653
                                                   ------------  ------------
Net income........................................ $     2,402           383
                                                   ============  ============
Net income allocated to:
  General Partner.................................         639           540
  Limited Partners................................       1,763          (157)
                                                   ------------  ------------
Net income........................................ $     2,402           383
                                                   ============  ============

Net income allocated to the one
  General Partner Unit............................ $       639           540
                                                   ============  ============

Net income (loss) allocated to Limited Partners
  per weighted average Limited Partnership
  Units of 5,674.50, basic and diluted............ $       .31          (.03)
                                                   ============  ============












                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $     2,402           383
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................         295           634
      Accounts payable............................       5,241         6,100
      Due to Affiliates...........................       2,543         7,184
                                                   ------------  ------------
Net cash provided by operating activities.........      10,481        14,301
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      19,088        71,827
                                                   ------------  ------------
Net cash provided by investing activities.........      19,088        71,827
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................     (44,236)     (171,208)
                                                   ------------  ------------
Net cash used in financing activities.............     (44,236)     (171,208)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (14,667)      (85,080)
Cash and cash equivalents at beginning of period..      93,296       219,645
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    78,629       134,565
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable..................... $    31,861        82,623
                                                   ============  ============











                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                                March 31, 1998
                                  (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $3,380 and $837 remained unpaid at March 31, 1998 and December 31, 1997, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $591 and $647 for the three months ended March 31, 1998 and 1997, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)



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

The borrower  on  the  loan  collateralized  by  the  property  located at 7432
Washington made additional partial paydowns on the mortgage. The Partnership received $17,143 in the first quarter 1998 and $93,429 for the year ended December 31, 1997, its proportionate share of the total paydowns.


(4) Subsequent Events

During April 1998, the Partnership paid a distribution of $31,861 to the Partners, of which $639 was distributed to the General Partner and $31,222 was distributed to the Limited Partners, including $19,088 of repayment proceeds and $12,134 of net interest income.

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

Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749 which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of March 31, 1998, cumulative distributions to the Limited Partners totaled $2,592,522, of which $1,423,835 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of March 31, 1998, the Partnership had cash and cash equivalents of $78,629. The Partnership intends to use such funds to pay distributions and for working capital requirements.

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

At March 31, 1998, the Partnership had three mortgage loans receivable totaling $939,268. The maturity dates range from October 2000 to April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The decrease in interest on mortgage loans receivable for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the first and fourth quarters of 1997 and the first quarter of 1998.

Professional services to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in accounting services required by the Partnership.

Professional services to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in accounting fees.

The decrease in general and administrative expenses to Affiliates for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to a decrease in investor service charges, mortgage servicing fees and data processing expense.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.






                          PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

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