Form 10-Q
period 1998-06-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1998-08-07
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   453,356        93,296
Accrued interest receivable.......................       5,615         8,383
Mortgage loans receivable (Note 3)................     553,365       958,356
                                                   ------------  ------------
Total assets...................................... $ 1,012,336     1,060,035
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Distributions payable........................... $   410,050        44,236
  Due to Affiliates (Note 2)......................         473           837
                                                   ------------  ------------
    Total liabilities.............................     410,523        45,073
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      24,497        23,202
    Cumulative distributions......................     (19,432)      (18,137)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at June 30, 1998
      and December 31, 1997 (net of offering
      costs of $422,642, of which $115,754 was
      paid to Affiliates).........................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     876,683       849,216
    Cumulative distributions......................  (3,001,916)   (2,561,300)
                                                   ------------  ------------
                                                       596,248     1,009,397
                                                   ------------  ------------
    Total Partners' capital.......................     601,813     1,014,962
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,012,336     1,060,035
                                                   ============  ============

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                         Three months          Six months
                                            ended                ended
                                           June 30,             June 30,
                                           --------             --------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
Income:
  Interest on mortgage loans
    receivable (Note 3)............ $  21,093     25,603     45,291     52,030
  Interest on investments..........     1,791      1,019      2,779      2,628
  Other income.....................    11,013       -        11,013       -
                                    ---------- ---------- ---------- ----------
                                       33,897     26,622     59,083     54,658
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................       836      1,021      1,899      2,508
  Professional services to
    non-affiliates.................     3,338      2,656     18,538     19,026
  General and administrative
    expenses to Affiliates.........     2,375      3,015      7,958     11,674
  General and administrative
    expenses to non-affiliates.....       988      1,034      1,926      2,171
                                    ---------- ---------- ---------- ----------
                                        7,537      7,726     30,321     35,379
                                    ---------- ---------- ---------- ----------
      Net income................... $  26,360     18,896     28,762     19,279
                                    ========== ========== ========== ==========
Net income allocated to:
  General Partner..................       656        950      1,295      1,490
  Limited Partners.................    25,704     17,946     27,467     17,789
                                    ---------- ---------- ---------- ----------
  Net income....................... $  26,360     18,896     28,762     19,279
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     656        950      1,295      1,490
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 5,674.50................ $    4.53       3.16       4.84       3.13
                                    ========== ========== ========== ==========



                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    28,762        19,279
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................       2,768           815
      Accounts payable............................        -            1,510
      Due to Affiliates...........................        (364)        1,316
                                                   ------------  ------------
Net cash provided by operating activities.........      31,166        22,920
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................     404,991        73,628
                                                   ------------  ------------
Net cash provided by investing activities.........     404,991        73,628
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................     (76,097)     (253,832)
                                                   ------------  ------------
Net cash used in financing activities.............     (76,097)     (253,832)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................     360,060      (157,284)
Cash and cash equivalents at beginning of period..      93,296       219,645
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   453,356        62,361
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable..................... $   410,050        20,803
                                                   ============  ============










                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

                                 June 30, 1998
                                  (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $473 and $837 remained unpaid at June 30, 1998 and December 31, 1997, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $1,178 and $1,264 for the six months ended June 30, 1998 and 1997, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)



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

The borrower  on  the  loan  collateralized  by  the  property  located at 7432
Washington made additional partial paydowns on the mortgage. The Partnership received $17,143 both the first and second quarters of 1998 and $93,429 for the year ended December 31, 1997, its proportionate share of the total paydowns.

On June 5, 1998, the borrower on the loan collateralized by the property located at 5540 W. 103rd Street prepaid the loan. The Partnership received $381,904, which included all principal, accrued interest and an $11,013 prepayment penalty.


(4) Subsequent Events

During July 1998, the Partnership paid a distribution of $410,050 to the Partners, of which $656 was distributed to the General Partner and $409,394 was distributed to the Limited Partners, including $396,916 of repayment proceeds and $12,478 of net interest income.

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

Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749 which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of June 30, 1998, cumulative distributions to the Limited Partners totaled $3,001,916, of which $1,820,750 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of June 30, 1998, the Partnership had cash and cash equivalents of $453,356. The Partnership intends to use such funds to pay distributions and for working capital requirements.

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

At June 30, 1998, the Partnership had two mortgage loans receivable totaling $553,365, with maturity dates of July 2001 and April 2002. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. As the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The decrease in interest on mortgage loans receivable for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the first and fourth quarters of 1997 and the first and second quarters of 1998 and the prepayment in June 1998 of the loan collateralized by the property located at 5540 W. 103rd Street.

Other income for the three and six months ended June 30, 1998 represents a prepayment penalty received as a result of the prepayment of the loan collateralized by the property located at 5540 W. 103rd Street.

Professional services to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in accounting services required by the Partnership.

The decrease in general and administrative expenses to Affiliates for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to a decrease in investor service charges, mortgage servicing fees and data processing expense.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.



                          PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.


Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND MORTGAGE INVESTORS FUND III, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 6, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: August 6, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 6, 1998