Form 10-Q
period 1998-09-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1998-11-13
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   496,698        93,296
Accrued interest receivable.......................       1,966         8,383
Mortgage loans receivable (Note 3)................     124,571       958,356
                                                   ------------  ------------
Total assets...................................... $   623,235     1,060,035
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $       500          -
  Distributions payable...........................     600,000        44,236
  Due to Affiliates (Note 2)......................       2,465           837
                                                   ------------  ------------
    Total liabilities.............................     602,965        45,073
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      24,497        23,202
    Cumulative distributions......................     (19,432)      (18,137)
                                                   ------------  ------------
                                                         5,565         5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding at September 30,
      1998 and December 31, 1997 (net of offering
      costs of $422,642, of which $115,754 was
      paid to Affiliates).........................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     895,140       849,216
    Cumulative distributions......................  (3,601,916)   (2,561,300)
                                                   ------------  ------------
                                                        14,705     1,009,397
                                                   ------------  ------------
    Total Partners' capital.......................      20,270     1,014,962
                                                   ------------  ------------
Total liabilities and Partners' capital........... $   623,235     1,060,035
                                                   ============  ============

                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                         Three months          Nine months
                                            ended                ended
                                         September 30,        September 30,
                                         -------------        -------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
Income:
  Interest on mortgage loans
    receivable (Note 3)............ $   8,524     24,971     53,815     77,001
  Interest on investments..........     4,954        655      7,733      3,283
  Other income.....................     9,845       -        20,858       -
                                    ---------- ---------- ---------- ----------
                                       23,323     25,626     82,406     80,284
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,213      1,508      3,112      4,016
  Professional services to
    non-affiliates.................       500      1,503     19,038     20,529
  General and administrative
    expenses to Affiliates.........     2,617      3,864     10,575     15,538
  General and administrative
    expenses to non-affiliates.....       536        806      2,462      2,977
                                    ---------- ---------- ---------- ----------
                                        4,866      7,681     35,187     43,060
                                    ---------- ---------- ---------- ----------
      Net income................... $  18,457     17,945     47,219     37,224
                                    ========== ========== ========== ==========
Net income allocated to:
  General Partner..................      -           593      1,295      2,083
  Limited Partners.................    18,457     17,352     45,924     35,141
                                    ---------- ---------- ---------- ----------
  Net income....................... $  18,457     17,945     47,219     37,224
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $    -           593      1,295      2,083
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 5,674.50................ $    3.25       3.06       8.09       6.19
                                    ========== ========== ========== ==========



                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    47,219        37,224
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................       6,417         1,108
      Accounts payable............................         500          -
      Due to Affiliates...........................       1,628         3,381
                                                   ------------  ------------
Net cash provided by operating activities.........      55,764        41,713
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................     833,785        75,477
                                                   ------------  ------------
Net cash provided by investing activities.........     833,785        75,477
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................    (486,147)     (274,635)
                                                   ------------  ------------
Net cash used in financing activities.............    (486,147)     (274,635)
                                                   ------------  ------------
Net increase (decrease) in cash
  and cash equivalents............................     403,402      (157,445)
Cash and cash equivalents at beginning of period..      93,296       219,645
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   496,698        62,200
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable..................... $   600,000        13,714
                                                   ============  ============










                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

                              September 30, 1998
                                  (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,465 and $837 remained unpaid at September 30, 1998 and December 31, 1997, respectively.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative return to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which has been paid.

The Partnership has arranged for Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, to service the Partnership's mortgage loans receivable. The services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable of the Partnership. Such fees of $1,520 and $1,879 for the nine months ended September 30, 1998 and 1997, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)



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

The borrower  on  the  loan  collateralized  by  the  property  located at 7432
Washington made additional partial paydowns on the mortgage. The Partnership received $68,571 in 1998 and $93,429 in 1997, its proportionate share of the total paydowns.

On June 5, 1998, the borrower on the loan collateralized by the property located at 5540 W. 103rd Street prepaid the loan. The Partnership received $381,904, which included all principal, accrued interest and an $11,013 prepayment penalty.

On August 14, 1998, the borrower on the loan collateralized by the property located at 5009 and 5013 Florence Avenue, Downers Grove, Illinois prepaid the loan. The Partnership received $405,058, which included all principal, accrued interest and a prepayment penalty of $9,845.


(4) Subsequent Events

On October 1, 1998, an Affiliate of the Partnership purchased the final loan collateralized by the property located at 7432 Washington for 100% of its outstanding principal amount including accrued interest. The Partnership received $125,752, its proportionate share of the payoff.

During October 1998, the Partnership paid a distribution of $600,000 to the Limited Partners, all of which represents repayment proceeds.

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

Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with total sales of 5,674.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749 which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. As of September 30, 1998, cumulative distributions to the Limited Partners totaled $3,601,916, of which $2,420,750 represents principal amortization and repayments and $306,874 represents Supplemental Capital Contributions from the General Partner.

As of September 30, 1998, the Partnership had cash and cash equivalents of $496,698. The Partnership intends to use such funds to pay distributions and for working capital requirements.

The mortgage loans receivable of the Partnership have generated sufficient cash flow to cover the operating expenses of the Partnership. To the extent that cash flow was insufficient to meet the minimum 8% annualized return to investors through January 9, 1994, as well as any other financial needs, the Partnership received Supplemental Capital Contributions from the General Partner.

At September 30, 1998, the Partnership had one mortgage loan receivable totaling $124,571 collateralized by the property located at 7432 Washington. The annual interest receivable from this last asset would be insufficient to meet the Partnership's annual operating expenses or to provide any future cash distributions to investors. On October 1, 1998, an Affiliate of the Partnership purchased the final loan for 100% of its outstanding principal amount. During October 1998, the Partnership paid a distribution of $600,000 to the Limited Partners. The Partnership retained approximately $18,000 for the payment of final bills. A final distribution will be made to investors after the payment of all final bills.

Results of Operations

The decrease in interest on mortgage loans receivable for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, is due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the first and fourth quarters of 1997 and the first, second and third quarters of 1998, the prepayment in June 1998 of the loan collateralized by the property located at 5540 W. 103rd Street and the prepayment in August 1998 of the loan collateralized by the property located at 5009 & 5013 Florence Avenue.

Other income for the three and nine months ended September 30, 1998 represents a prepayment penalty received as a result of the prepayments of the loans collateralized by the properties located at 5540 W. 103rd Street and 5009 & 5013 Florence Avenue.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in accounting services required by the Partnership.

The decrease in general and administrative expenses to Affiliates for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, is due to a decrease in investor service charges, mortgage servicing fees and data processing expense.


Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following two areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Borrowers and Suppliers: The Partnership is in the process of surveying borrowers, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's borrowers or suppliers.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its borrowers is failure to receive mortgage payments which could result in the Partnership being unable to meet cash requirements for monthly expenses.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.




                          PART II - Other Information

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



                            INLAND MORTGAGE INVESTORS FUND III, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998