Form 10-K
period 1998-12-30
INLAND MORTGAGE INVESTORS FUND III LP
filed 1999-03-25
CIK 841129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

  For The Period From January 1, 1998 to December 30, 1998 (Termination Date)

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


                               TABLE OF CONTENTS


                                   PART I
                                   ------
                                                                          Page
                                                                          ----
Item  1. Business........................................................   3

Item  2. Properties......................................................   3

Item  3. Legal Proceedings...............................................   3

Item  4. Submission of Matters to a Vote of Security Holders.............   3


                                   PART II
                                   -------
Item  5. Market for the Partnership's Limited Partnership
         Units and Related Security Holder Matters.......................   4

Item  6. Selected Financial Data.........................................   5

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   6

Item  8. Financial Statements and Supplementary Data.....................   8

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures............................  20


                                   PART III
                                   --------
Item 10. Directors and Executive Officers of the Registrant..............  20

Item 11. Executive Compensation..........................................  26

Item 12. Security Ownership of Certain Beneficial Owners and
         Management......................................................  27

Item 13. Certain Relationships and Related Transactions..................  27


                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.....................................................  28


SIGNATURES...............................................................  29

                                    PART I



Item 1.  Business

The Registrant, Inland Mortgage Investors Fund III, L.P. (the "Partnership"), was formed in September 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act. On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase up to 50,000) Limited Partnership Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991, with total sales of 5,675.50 Units resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. All of the holders of these Units were admitted to the Partnership. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. The Limited Partners of the Partnership shared in the benefits of ownership of the Partnership's mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation was the General Partner. On December 30, 1998, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $21,219 were transferred to the General Partner on November 25, 1998, representing the estimated potential remaining obligation (including administrative costs) of the Partnership.

The Partnership was engaged  solely  in  the  business  of making and acquiring loans collateralized by mortgages on improved, income producing properties located in or near Chicago, Illinois. The loans were being serviced by Inland Mortgage Servicing Corporation, a subsidiary of the General Partner.

The Partnership had no employees during 1998.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item 2.  Properties

The Partnership owned no real properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1998.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 30, 1998, there were 240 holders of Units of the Partnership. There was no public market for Units nor is it anticipated that any public market for Units would develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan was available to the Limited Partners. See "Distribution Reinvestment Plan" and "Liquidity Plan," pages 42-43 and page 18, respectively, of the Prospectus of the Partnership dated January 9, 1989, which is incorporated herein by reference.

Item 6.  Selected Financial Data

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

  For the period from January 1, 1998 to December 30, 1998 (Termination Date) and for the years ended December 31, 1997, 1996, 1995 and 1994

              (not covered by Report of Independent Accountants)


                           1998       1997       1996       1995       1994
                           ----       ----       ----       ----       ----
Total assets........... $     -     1,060,035  1,288,230  1,294,415  1,875,618
                        ========== ========== ========== ========== ==========

Total income........... $   84,583    105,981    122,303    155,161    180,342
                        ========== ========== ========== ========== ==========

Net income............. $   26,950     60,606     72,325    104,502    128,545
                        ========== ========== ========== ========== ==========
Net income (loss)
  allocated to the one
  General Partner Unit. $   (4,270)     3,032      3,547      5,299      6,259
                        ========== ========== ========== ========== ==========
Net income allocated
  per Limited Partner
  Unit (b)............. $     5.50      10.15      12.12      17.48      21.55
                        ========== ========== ========== ========== ==========
Distributions to Limited
  Partners from:
Operations (c).........     24,613     57,614     67,408    100,676    123,390
Repayment proceeds.....  1,016,004    100,730    156,201    546,410     28,726
                        ---------- ---------- ---------- ---------- ----------
                        $1,040,617    158,344    223,609    647,086    152,116
                        ========== ========== ========== ========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations.............       4.34      10.15      11.88      17.74      21.74
Repayment proceeds.....     179.05      17.75      27.53      96.29       5.07
                        ---------- ---------- ---------- ---------- ----------
                        $   183.39      27.90      39.41     114.03      26.81
                        ========== ========== ========== ========== ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distributions per Unit are based upon the weighted average number of Units outstanding of 5,674.50.

(c) This  amount  represents  distributions   to   the  Limited  Partners  from
    operations, a portion of which may have been funded by the General Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase to 50,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991 with a total of 5,675.50 Units being sold to the public at $500 per Unit resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. On December 30, 1998, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $21,219 were transferred to the General Partner on November 25, 1998, representing the estimated potential remaining obligation (including administrative costs) of the Partnership.


Results of Operations

Interest and fees on mortgage loans receivable decreased for the period ended December 30, 1998, as compared to the year ended December 31, 1997, due primarily to the prepayment of the mortgage loans receivable collateralized by the properties located at 5540 W. 103rd Street, Oak Lawn, Illinois, 5009 and 5013 Florence Avenue, Downers Grove, Illinois and the partial paydowns throughout 1997 and 1998 on the mortgage loan receivable collateralized by the property located at 7432 Washington, Forest Park, Illinois. Interest and fees on mortgage loans receivable decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due primarily to the partial paydowns throughout 1996 and 1997 on the mortgage loan receivable collateralized by the property located at 7432 Washington, Forest Park, Illinois.

Interest on investments increased for the period ended December 30, 1998, as compared to the year ended December 31, 1997, and decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the timing of the Partnership receiving repayment proceeds on loans that paid off and were invested before being distributed to the Limited Partners.

Other income recorded for the period  ended  December 30, 1998 is the result of
the  Partnership  receiving    prepayment   penalties  on  the  mortgage  loans
receivable.

Professional services to Affiliates is lower for the year ended December 31, 1997, as compared to the period ended December 30, 1998 and the year ended December 31, 1996, due to decreases in accounting services. Professional services to non-affiliates increased for the period ended December 30, 1998, as compared to the years ended December 31, 1997 and 1996, due to increases in legal and accounting services required relating to the liquidation of the Partnership.

General and administrative  expenses  to  Affiliates  decreased  for the period ended December 30, 1998, as compared to the years ended December 31, 1997 and 1996, due to decreases in data processing, mortgage servicing fees and investor services expenses. General and administrative expenses to non-affiliates increased for the period ended December 30, 1998, as compared to the years ended December 31, 1997 and 1996, due to increases in printing and state tax expenses.


Year 2000 Issues

As of December 30, 1998, Inland Mortgage Investors Fund III, L.P. terminated, and therefore, will not be impacted by the so-called "Year 2000 Issue."


Inflation

To provide a hedge against the effects of inflation, the Partnership invested a portion of its offering proceeds in first mortgage loans with adjustable interest rates, as described in Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report).


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data


                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                     Index
                                     -----
                                                                        Page
                                                                        ----
Report of Independent Accountants......................................   9

Financial Statements:

  Balance Sheets, December 30, 1998 (Termination Date)
    and December 31, 1997..............................................  10

  Statements of Operations, for the period from January 1, 1998 to
    December 30, 1998 (Termination Date) and for
    the years ended December 31, 1997 and 1996.........................  11

  Statements of Partners' Capital, for the period from January 1, 1998 to December 30, 1998 (Termination Date) and for
    the years ended December 31, 1997 and 1996.........................  12

  Statements of Cash Flows, for the period from January 1, 1998 to
    December 30, 1998 (Termination Date) and for
    the years ended December 31, 1997 and 1996.........................  13

  Notes to Financial Statements........................................  14



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Partners of Inland Mortgage
  Investors Fund III, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund III, L.P. (the "Company") at December 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and the period from January 1, 1998 to December 30, 1998 (date of termination) in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in note 1 of the financial statements, on December 30, 1998, the Partnership was terminated subsequent to the distribution of its remaining assets.


                                          PRICEWATERHOUSECOOPERS LLP


Chicago, Illinois
March 15, 1999

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                                Balance Sheets

                     December 30, 1998 (Termination Date)
                             and December 31, 1997

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $      -           93,296
Accrued interest receivable.......................        -            8,383
Mortgage loans receivable (Note 4)................        -          958,356
                                                   ------------  ------------
Total assets...................................... $      -        1,060,035
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Distributions payable........................... $      -           44,236
  Due to Affiliates (Note 2)......................        -              837
                                                   ------------  ------------
Total liabilities.................................        -           45,073
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Supplemental Capital Contributions............     306,874       306,874
    Supplemental distributions to Limited Partners    (306,874)     (306,874)
    Cumulative net income.........................      18,932        23,202
    Cumulative distributions......................     (19,432)      (18,137)
                                                   ------------  ------------
                                                          -            5,565
  Limited Partners:                                ------------  ------------
    Units of $500.  Authorized 40,000 Units,
      5,674.50 Units outstanding (net of offering
      costs of $422,642, of which $115,754
      was paid to Affiliates).....................   2,414,607     2,414,607
    Supplemental Capital Contributions from
      General Partner.............................     306,874       306,874
    Cumulative net income.........................     880,436       849,216
    Cumulative distributions......................  (3,601,917)   (2,561,300)
                                                   ------------  ------------
                                                          -        1,009,397
                                                   ------------  ------------
Total Partners' capital...........................        -        1,014,962
                                                   ------------  ------------
Total liabilities and Partners' capital........... $      -        1,060,035
                                                   ============  ============



                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Operations

  For the period from January 1, 1998 to December 30, 1998 (Termination Date)
              and for the years ended December 31, 1997 and 1996


                                         1998          1997          1996
Income:                                  ----          ----          ----
  Interest on mortgage loans
    receivable (Note 4)............. $    53,815       101,730       116,400
  Interest on investments...........       9,910         4,251         5,903
  Other income......................      20,858          -             -
                                     ------------  ------------  ------------
                                          84,583       105,981       122,303
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       6,112         4,277         6,899
  Professional services to
    non-affiliates..................      31,338        21,026        21,640
  General and administrative
    to Affiliates...................      14,180        16,912        16,397
  General and administrative
    to non-affiliates...............       6,003         3,160         5,042
                                     ------------  ------------  ------------
                                          57,633        45,375        49,978
                                     ------------  ------------  ------------
Net income.......................... $    26,950        60,606        72,325
                                     ============  ============  ============

Net income (loss) allocated to (Note 3):
  General Partner................... $    (4,270)        3,032         3,547
  Limited Partners..................      31,220        57,574        68,778
                                     ------------  ------------  ------------
Net income.......................... $    26,950        60,606        72,325
                                     ============  ============  ============

Net income (loss) allocated to the one
  General Partner Unit.............. $    (4,270)        3,032         3,547
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  5,674.50, basic and diluted....... $      5.50         10.15         12.12
                                     ============  ============  ============







                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)


                        Statements of Partners' Capital

  For the period from January 1, 1998 to December 30, 1998 (Termination Date)
              and for the years ended December 31, 1997 and 1996


                                       General       Limited
                                       Partner       Partners      Total
                                     ------------  ------------  -----------
Balance at January 1, 1996.......... $    5,565     1,264,998     1,270,563

Net income..........................      3,547        68,778        72,325
Distributions to Partners
  ($39.41 per weighted average
  Limited Partnership Units
  of 5,674.50)......................     (3,547)     (223,609)     (227,156)
                                     -----------   -----------   -----------
Balance at December 31, 1996........      5,565     1,110,167     1,115,732

Net income..........................      3,032        57,574        60,606
Distributions to Partners
  ($27.90 per weighted average
  Limited Partnership Units
  of 5,674.50)......................     (3,032)     (158,344)     (161,376)
                                     -----------   -----------   -----------
Balance at December 31, 1997........      5,565     1,009,397     1,014,962

Net income (loss)...................     (4,270)       31,220        26,950
Distributions to Partners
  ($183.39 per weighted average
  Limited Partnership Units
  of 5,674.50)......................     (1,295)   (1,040,617)   (1,041,912)
Balance at December 30, 1998         -----------   -----------   -----------
  (Termination Date)................ $     -             -             -
                                     ===========   ===========   ===========
















                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

  For the period from January 1, 1998 to December 30, 1998 (Termination Date)
              and for the years ended December 31, 1997 and 1996


                                         1998          1997          1996
                                         ----          ----          ----
Cash flows from operating activities:
  Net income........................ $    26,950        60,606        72,325
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable...       8,383         1,116           867
      Accounts payable..............        -             -           (1,106)
      Due to Affiliates.............        (837)         (453)         (868)
Net cash provided by operating       ------------  ------------  ------------
  activities........................      34,496        61,269        71,218
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected......     958,356       100,730       156,163
Net cash provided by investing       ------------  ------------  ------------
  activities........................     958,356       100,730       156,163
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................  (1,086,148)     (288,348)      (76,536)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (1,086,148)     (288,348)      (76,536)
Net increase (decrease) in cash      ------------  ------------  ------------
  and cash equivalents..............     (93,296)     (126,349)      150,845
Cash and cash equivalents at
  beginning of period...............      93,296       219,645        68,800
Cash and cash equivalents at end     ------------  ------------  ------------
  of period......................... $      -           93,296       219,645
                                     ============  ============  ============



Supplemental schedule of non-cash investing and financing activities:

Accrued distributions payable....... $      -           44,236       171,208
                                     ============  ============  ============









                See accompanying notes to financial statements

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

  For the period from January 1, 1998 to December 30, 1998 (Termination Date)
              and for the years ended December 31, 1997 and 1996

(1) Organization, Liquidation and Basis of Accounting

Inland Mortgage Investors Fund III, L.P. (the "Partnership"), was formed in September 1988 pursuant to the Delaware Revised Uniform Limited Partnership Act to make or acquire loans collateralized by mortgages on improved, income producing properties. On January 9, 1989, the Partnership commenced an Offering of 40,000 (subject to an increase up to 50,000) Limited Partnership
Units ("Units") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on January 9, 1991, with total sales of 5,675.50 Units resulting in gross offering proceeds of $2,837,749, which includes the General Partner's $500 contribution. All of the holders of these Units were admitted to the Partnership. The Partnership funded seven loans between October 1990 and June 1992 utilizing $2,302,064 of capital proceeds collected. The Limited Partners of the Partnership shared in the benefits of ownership of the Partnership's mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation was the General Partner. On December 30, 1998, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $21,219 were transferred to the General Partner on November 25, 1998, representing the estimated potential remaining obligation (including administrative costs) of the Partnership.

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could have differed from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Interest income on mortgage loans receivable was accrued when earned. The accrual of interest, on loans that are in default, was discontinued when, in the opinion of the General Partner, the borrower had not complied with loan work-out arrangements. Once a loan had been placed on a non-accrual status, all cash received was applied against the outstanding loan balance until such time as the borrower had demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The General Partner evaluated the collectibility of the mortgage loans on a quarterly basis. This evaluation included determining the valuation of the underlying operating property subject to the mortgage. Should a portion of the principal of the mortgage loan have been considered unrecoverable either through collection or foreclosure, a provision would have been made to reduce the carrying amount of the mortgage loans.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The Partnership believed that the interest rates associated with the mortgage receivable approximated the market interest rates, and as such, the carrying amount of the mortgages receivable approximated their fair value.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership had no dilutive securities.

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

                                       1998                     1997
                             ----------------------- ------------------------
                                GAAP        Tax         GAAP        Tax
                                Basis       Basis       Basis       Basis
                             ----------- ----------- ----------- ------------
Total assets................ $     -           -      1,060,035    1,060,035

Partners' capital:
  General Partner...........       -           -          5,565        3,983
  Limited Partners..........       -           -      1,009,397    1,010,978

Net income (loss) :
  General Partner...........     (4,270)     (2,687)      3,032        3,032
  Limited Partners..........     31,220      29,637      57,574       57,574

Net income per Limited
  Partnership Unit, basic
  and diluted...............       5.50        5.22       10.15        10.15

The net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding of 5,674.50.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Transactions with Affiliates

The General Partner and its Affiliates were entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in the professional services to Affiliates and general and administrative expenses to Affiliates, of which $837 was unpaid at December 31, 1997.

The General Partner was required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make cumulative distributions to the Limited Partners amounting to at least 8% per annum on their Invested Capital through January 9, 1994. The cumulative amount of such Supplemental Capital Contributions is $306,874, all of which was received from the General Partner.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $1,520 in 1998, $2,513 in 1997 and $2,881 in 1996 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.


(3) Partnership Agreement

The Partnership Agreement defines the allocation of distributable cash flows and profits and losses. Limited Partners were to receive 95% of Operating Cash Flow then being distributed until the Limited Partners have received a Cumulative Preferred Return of 8% per annum through January 9, 1994 and a 10% Preferential Return for the period commencing January 10, 1994. Thereafter, Operating Cash Flow was distributed to the General Partner to the extent of any Supplemental Capital Contributions and then 90% to the Limited Partners and 10% to the General Partner.

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Distributions of Repayment Proceeds were distributed to the Limited Partners in proportion to their Participating Percentages as of the record dates for such distributions until the Limited Partners were received distributions from Repayment Proceeds equal to their Invested Capital plus the amount of any deficiency in the Cumulative Preferred Return of 8% per annum through January 9, 1994 plus any deficiency in the 10% Preferential Return for the period commencing January 10, 1994.

Thereafter, any Repayment Proceeds available were distributed to the General Partner in the amount of any Supplemental Capital Contributions made, and any remaining balance was then distributed 90% to the Limited Partners and 10% to the General Partner.

The General Partner was allocated net operating profits in an amount equal to the greater of 1% of net operating profits or the amount of the General Partner's distributive share of Operating Cash Flow, with the balance of such net operating profits allocated to the Limited Partners. The General Partner was allocated net operating profits from repayments in an amount equal to the General Partner's distributive share of Repayment Proceeds, with the balance of such net operating profits allocated to the Limited Partners. Net operating losses were allocated 1% to the General Partner and 99% to the Limited Partners.


                                     INLAND MORTGAGE INVESTORS FUND III, L.P.
                                              (a limited partnership)

                                           Notes to Financial Statements
                                                    (continued)

(4) Mortgage Loans Receivable

Mortgage loans receivable were collateralized by  first  mortgages on improved, income producing properties located
in Chicago, Illinois  or  its  surrounding  metropolitan  area.    As  additional  collateral, the Partnership held
assignments of rents and leases  or  personal  guarantees  of  the  borrowers.   Generally, the mortgage notes were
payable in equal monthly installments based on 20 or 30 year amortization periods.

Mortgage loans receivable consist of the following:

                                                                                 Monthly
                                                                                  P & I            Balance at
                            Interest                Balloon                      Payments         end of period
                            Rate at     Maturity      at                         (net) at    --------------------------
  Property Location         12/31/97      Date      Maturity    Prepayment       12/31/97        1998          1997
---------------------       --------   ----------  ----------   ----------     -----------   -----------    -----------
5540 W. 103rd St.
   Oak Lawn, IL       (A)   10.875%    October     $356,453     No prepayment  $ 3,649       $     -           368,656
                                        2000                    before 10/97

5009 & 5013 Florence Ave.
   Downers Grove, IL  (B)    9.750%    April        374,996     60 days notice   3,557             -           396,558
                                        2002                    & 3% penalty

7432 Washington
   Forest Park, IL    (C)   10.000%    July         193,143     At any time      1,610             -           193,142
                                        2001                    without penalty
                                                                                             $     -           958,356
                                                                                             ===========    ===========

                   INLAND MORTGAGE INVESTORS FUND III, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(A) On June 5, 1998, the loan collateralized by the property located at 5540 W. 103rd Street, Oak Lawn, Illinois was prepaid by the borrower. The total proceeds received were $381,904, which represented the loan balance, accrued interest and a prepayment penalty of $11,013. The proceeds were distributed to the Limited Partners in July 1998.

(B) On August 14, 1998, the loan collateralized by the property located at 5009 and 5013 Florence Avenue, Downers Grove, Illinois was prepaid by the borrower. The total proceeds received were $405,058, which represented the loan balance, accrued interest and a prepayment penalty of $9,845. The proceeds were distributed to the Limited Partners in October 1998.

(C) On October 1, 1998, an Affiliate of the General Partner purchased the loan collateralized by the property located at 7432 Washington, Forest Park, Illinois from the Partnership for 100% of its outstanding principal balance of $124,571 plus accrued interest. The proceeds were distributed to the Limited Partners in October 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1998.



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

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Brenda G. Gujral...........  President and Chief Operating Officer-IREIC
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Kelly Tucek................  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 49) joined Inland in 1972 after earning a B.A. degree from Northern Illinois University in Business and Communication. She is currently President of Inland Mortgage Servicing Corporation, Sr. Vice President of Inland Mortgage Investment Corporation and Sr. Vice President of Inland Mortgage Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $430 million. She is a member of the loan committee which approves loans funded by IMIC and IMC. She monitors IMIC's assets, and is the business person in charge of loans in foreclosure. She previously served on the Board of Directors for Burbank State Bank and supervised the origination, processing and underwriting of single-family mortgages. Ms. Panico also packaged and sold loans to Freddie Mac.

    RAYMOND E. PETERSEN (age 59) joined Inland in 1981. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation where he is President. For the six years prior to joining Inland, Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state licensed as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove and is currently a Director of Westbank of Westchester, Illinois.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner was entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions" at pages 34 and 35, "Allocation of Profits or Losses" on page 34 of the Prospectus and at pages A-6 through A-8 of the Partnership Agreement, included as an exhibit to the Prospectus, incorporated herein by reference.

The Partnership was permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" on pages 7 through 9, "Conflicts of Interest" on pages 9 through 11 of the Prospectus and at pages A-10 through A-19 of the Partnership Agreement, included as an exhibit to the Prospectus, which is hereby incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner was also entitled to reimbursement for salaries and direct expenses of employees for the administration of the Partnership. In 1998, costs relating to such services were $18,772, all of which was paid.

A subsidiary of the General Partner earned mortgage servicing fees of $1,520 in 1998, in connection with servicing the Partnership's mortgage loans receivable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) The Liquidity Plan (page 18 of the Prospectus of the Partnership dated January 9, 1989, which is incorporated herein by reference) owned the following Units of the Partnership:


                                 Amount and Nature
                                   of Beneficial           Percentage
      Title of Class                 Ownership              of Class
      --------------             -----------------         ----------
      Limited Partnership        379.97 Units, Directly       6.70%
       Units

  (b) The officers and directors of the General Partner of the Partnership owned as a group the following Units of the Partnership:

                                 Amount and Nature
                                   of Beneficial           Percentage
      Title of Class                 Ownership              of Class
      --------------             -----------------         ----------
      Limited Partnership        One Unit directly         Less than 1%
       Units


      No officer or director of the General Partner of the Partnership possessed a right to acquire beneficial ownership of Units of the Partnership.

      All of the outstanding shares of the General Partner of the Partnership were owned by an Affiliate of its officers and directors as set forth in
      Item 10.

  (c) There existed no arrangement, known to the Partnership, the operation of which may have, at a subsequent date, resulted in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 2 of the Notes to Financial Statements (Item 8 of this Annual Report).

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

    (d)  Reports on Form 8-K:

         None

No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND III, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 1999

                                  /s/ Mark Zalatoris

                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 22, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 1999